Form 10QSB
period 1996-12-31
THINK NEW IDEAS INC
filed 1997-02-14
CIK 1014462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark one)

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended December 31, 1996

(  ) Transition Report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                      to
                               --------------------   ---------------------

           Commission File Number: 000-21775

                              THINK New Ideas, Inc.

        (Exact name of small business issuer as specified in its charter)

           Delaware                                    95-4578104
        (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification Number)

        45 West 36th Street, 12th Floor, New York, New York 10018
                  (Address of principal executive offices)

                                 (212) 629-6800
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                          if change since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class          Outstanding at February 14, 1997
            Common Stock, par value               6,416,667 shares
                  $.0001 per share

    Transitional Small Business Disclosure Format (check one) Yes    No X

                              THINK New Ideas, Inc.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              Page
Part I   Financial Information
           Item 1   Condensed Consolidated Financial Statements
                        Condensed Consolidated Balance Sheet as of December 31, 1996........................    3
                        Condensed Consolidated Statements of
                           Operations for the three and six month periods
                           ended December 31, 1996 and 1995.................................................    4
                        Condensed Consolidated Statement of Shareholders' Equity for
                           the six months ended December 31, 1996...........................................    5
                        Condensed Consolidated Statements of Cash Flows for the six months ended
                           December 31, 1996 and 1995.......................................................    6
                        Notes to Condensed Consolidated Financial Statements................................    7

           Item 2   Management's Discussion and Analysis or Plan of Operation...............................    10

Part II  Other Information
            Item 1  Legal Proceedings                                                                           18
            Item 2  Changes in Securities                                                                       18
            Item 3  Defaults Upon Senior Securities                                                             18
            Item 4  Submission of Matters to a Vote of Security Holders                                         18
            Item 5  Other Information                                                                           18
            Item 6  Exhibits and Reports on Form 8-K                                                            18

Part I:  Financial Information

Item 1.  Financial Statements

                    THINK New Ideas, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)

                                                                                     December 31,
                                                                                -----------------------
                                                                                         1996
                                                                                -----------------------
        Assets
        Current assets:
           Cash and cash equivalents                                                   $    12,188,395
           Accounts receivable, net of allowance for doubtful accounts                       3,680,464
             of $183,000
           Unbilled receivables                                                                479,242
           Prepaid expenses and other assets                                                   641,492
                                                                                -----------------------
        Total current assets                                                                16,989,593
        Property, plant and equipment, net                                                   1,026,587
        Software development costs                                                             598,640
        Goodwill, net of accumulated amortization of $540,000                                1,618,500
        Other assets                                                                           399,153
                                                                                -----------------------
                                                                                       $    20,632,473
                                                                                =======================

        Liabilities and shareholders' equity
        Current liabilities:
           Note payable to bank                                                        $       265,295
           Accounts payable                                                                  1,958,934
           Accrued expenses and other                                                          387,591
           Deferred revenue                                                                    143,871
                                                                                -----------------------
        Total current liabilities                                                            2,755,691
        Note payable to related party                                                          515,760
                                                                                -----------------------
        Total liabilities                                                                    3,271,451
                                                                                -----------------------
        Shareholders' equity
           Preferred stock, $.0001 par value; 5,000,000 shares authorized;
             none issued and none outstanding                                                        -
           Common stock, $.0001 par value; 50,000,000 shares authorized;                           641
             6,416,667 shares issued
           Additional paid in capital                                                       18,444,686
           Accumulated deficit                                                              (1,084,305)
                                                                                -----------------------
        Total shareholders' equity                                                          17,361,022
                                                                                -----------------------
                                                                                       $    20,632,473
                                                                                =======================

      See accompanying notes to condensed consolidated financial statements

                     THINK New Ideas, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended                          Six Months Ended
                                                              December 31,                                December 31,
                                                     --------------------------------     ----------------------------------------
                                                         1996             1995                  1996                   1995
                                                     ------------     --------------      ----------------      ------------------
Revenues                                              $ 3,803,633       $  2,419,132          $  8,042,601           $  4,685,594

Operating expenses:
    Direct salaries and related expenses                1,990,080            884,818             3,936,087              1,687,346
    Other direct expenses                               1,318,366          1,126,057             2,315,975              2,147,389
    Selling, general and administrative expenses        1,021,951            480,960             1,958,636                917,190
    Depreciation and amortization                         314,327             57,552               674,468                109,752
                                                      -----------       ------------          ------------           -------------

Operating loss                                          (841,091)          (130,255)             (842,565)              (176,083)

Interest expense                                         (19,542)           (48,434)             (144,373)               (98,917)
Interest income                                            46,344                 -                 46,344                     -
Other, net                                                (2,159)            (1,320)              (50,335)                (1,320)
                                                      -----------       ------------          ------------           -------------

Loss before taxes on income                             (816,448)          (180,009)             (990,929)              (276,320)
Taxes on Income                                            38,713           (32,920)                11,939               (88,447)
                                                      -----------       ------------          ------------           -------------

Net loss                                              $ (777,735)       $  (212,929)          $  (978,990)           $  (364,767)
                                                      ===========       ============          ============           =============

Loss per share                                        $    (0.19)       $    (0.09)           $     (0.29)           $     (0.15)
                                                      ===========       ============          ============           =============

Weighted average shares outstanding                     4,066,721          2,499,613             3,384,864              2,499,613
                                                      ===========       ============          ============           =============

      See accompanying notes to condensed consolidated financial statements

                     THINK New Ideas, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                              Common Stock                 Additional
                                       -------------------------             Paid-In       Accumulated
                                         Shares          Amount               Capital         Deficit
                                       ---------       ---------           -----------    -------------
Balance, June 30, 1996                 2,894,673       $     289           $ 1,334,630    $    (105,315)
     Issuance of common stock            938,667              94             4,947,968               -
     Conversion of convertible debt      433,327              43               189,452               -
     Issuance of common stock          2,150,000             215            11,972,636               -
     Net loss for the period                  -               -                     -          (978,990)
                                       ---------       ---------           -----------    -------------
Balance December 31, 1996              6,416,667       $     641           $18,444,686    $  (1,084,305)
                                       =========       =========           ===========    =============


     See accompanying notes to condensed consolidated financial statements

                    THINK New Ideas, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                             Six months ended December 31,
                                                             -----------------------------
                                                                   1996          1995
                                                             --------------   ------------
Cash Flow from Operating Activities:
  Net loss                                                    $   (978,990)   $(364,767)
  Adjustments to reconcile net loss
   Depreciation                                                     96,900      109,752
   Amortization of intangibles and deferred financing costs        646,854          -
   Deferred income taxes                                           (12,000)         -
   Bad debt expense                                                 51,664          -
   Changes in assets and liabilities:
      Accounts receivable                                       (1,337,396)    (337,364)
      Unbilled receivables                                        (182,339)     231,969
      Accounts payable                                             714,877      481,675
      Accrued expenses and other                                  (389,277)     288,908
      Deferred revenue                                            (309,088)         -
      Due to shareholders                                         (500,000)    (201,589)
      Other assets and liabilities                                (485,824)     (49,696)
                                                                -----------   ----------
Net cash (used in) provided by operating activities              (2,684,619)     158,888
                                                                -----------   ----------

Cash Flow from Investing Activities:
  Additions to software development costs                         (367,829)         -
  Purchases of property and equipment                             (424,456)    (236,260)
                                                                -----------   ----------
Net cash used in investing activities                             (792,285)    (236,260)
                                                                -----------   ----------

Cash Flows from Financing activities
  Repayment of promissory notes                                 (1,880,505)         -
  Proceeds from issuance of common stock                        11,972,851          -
  Increase in notes payable to related party                           -        179,000
  Borrowings from lines of credit                                  195,295       35,000
  Issuance of common stock                                       4,948,062          -
  Distributions to shareholders                                        -        (88,917)
                                                                -----------   ----------
Net cash provided by financing activities                       15,235,703      125,083
                                                                -----------   ----------
Net increase in cash and cash equivalents                       11,758,799       47,711
Cash and cash equivalents, beginning of period                     429,596      334,174
                                                                -----------   ----------
Cash and cash equivalents, end of period                      $ 12,188,395    $ 381,885
                                                                ===========   ==========
Supplemental Cash Flow Information:
  Cash paid during the period for:
    Income taxes                                              $    101,000    $  70,000
    Interest                                                       124,708          -


     See accompanying notes to condensed consolidated financial statements

                     THINK New Ideas, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Financial Statements

The accompanying condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 1996 and the results of operations for the three and six month periods ending December 31, 1996 and 1995. The results of operations for the three and six month periods ended December 31, 1996 may not be indicative of the results that may be expected for the year ending June 30, 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended June 30, 1996.

2.  Business Acquisitions

On June 30, 1996, the Company acquired all of the issued and outstanding shares of common stock of the following entities in exchange for 491,595 shares of the Company's common stock:

                                                                                       Number of Shares
      Entity/Date Operations Commenced                                           Issued to Effect Acquisition
      --------------------------------                                           ----------------------------
      The Mednick Group ("Mednick")/October 1982............................                208,084
      Creative Resources Agency, Inc. ("Creative Resources")/November 1994                    3,970
      The S.D. Goodman Group ("Goodman")/July 1993..........................                 49,623
      Internet One, Inc. ("Internet One")/November 1993.....................                 34,736
      NetCube, Inc. ("NetCube")/February 1978...............................                195,182

Mednick, Creative Resources and Goodman provide a wide variety of marketing-related services. NetCube and Internet One are principally providers of new media services. The acquisition of each of these companies has been accounted for using the pooling of interest method of accounting, and accordingly, the accompanying condensed consolidated financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity.

                     THINK New Ideas, Inc. and Subsidiaries

                                   (Unaudited)

2.  Business Acquisitions (continued)

On June 30, 1996, the Company also acquired all of the outstanding shares of common stock of On Ramp, Inc. ("On Ramp"), a provider of new media services, in exchange for 231,572 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the accounts of On Ramp have been reflected in the condensed consolidated financial statements from the date of acquisition. The purchase price of $1,338,000 (which includes transaction costs of approximately $250,000) has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the carrying values of the net assets acquired was approximately $2,310,000 and has been allocated as follows:

  Goodwill...................................................     $2,159,000
  Purchased software and other intangible assets.............        251,000
  Deferred income taxes......................................       (100,000)
                                                                ---------------
                                                                  $2,310,000
                                                                ===============

Prior to the acquisition, the Company had loaned $1,494,000 to On Ramp.

3.  Public Offering

In December 1996, the Company completed a public offering of 2,150,000 shares of Common Stock. Proceeds from the offering (after transaction costs of approximately $3,077,000) amounted to $11,973,000.

4.  Private Placement

In August 1996, the Company sold equity securities in a private placement. As a result, the Company issued an aggregate of 938,667 shares of its common stock in exchange for net proceeds (after transaction costs of approximately $50,000) of $4,948,000. Additionally, certain of the Company's principal shareholders gave the purchaser an additional 124,667 shares of the Company's Common Stock held by them for no consideration.

                     THINK New Ideas, Inc. and Subsidiaries

                                   (Unaudited)

5.  Convertible Promissory Note Conversions and Extinguishments

 In March 1996, the Company borrowed $270,000 pursuant to the terms of three separate convertible promissory notes. Two of the notes, having original principal balances of $225,000 and $20,000, were payable to an entity controlled by a shareholder of the Company and to a shareholder, respectively. Each of the notes bore interest at 10% and were due upon the earlier of September 30, 1996 or the Company raising $2,000,000 through a debt or equity financing. At the option of the note holders, up to an aggregate of $27,000 in principal was convertible into 216,667 shares of the Company's common stock.

In April 1996, the Company raised $1,583,000, net of placement fees of $218,000, through a private placement of 12% convertible promissory notes. The principal balance, together with accrued interest, was due upon the earlier of April 30, 1997 or the Company raising $3,000,000 through a debt or equity financing. The notes were secured by the pledge of all of the outstanding shares of common stock of On Ramp. At the option of the note holders, up to an aggregate of $162,000 in principal was convertible into 216,660 shares of the Company's common stock.

During the six months ended December 31, 1996, the holders of the convertible promissory notes, as discussed above, converted such notes, aggregating $189,000 into 433,327 shares of common stock. In addition, a portion of the proceeds of the private placement discussed in Note 4 was used to extinguish the remaining $1,881,000 of such notes.

Item 2.  Management's Discussion and Analysis or Plan of Operation

OVERVIEW

The Company was incorporated in the State of Delaware in January 1996 for the purpose of creating a corporate structure to facilitate the combination and integration of specialized businesses operating in the areas of advertising, marketing, Internet and intranet services and data management. On June 30, 1996, in exchange for the issuance of an aggregate of 723,167 shares of Common Stock, the Company acquired all of the issued and outstanding capital stock of seven companies: Scott Mednick & Associates, Inc. ("Mednick"); On Ramp, Inc. ("On Ramp"); Internet One, Inc. ("Internet One"); Creative Resources Agency, Inc. ("Creative Resources"); The S.D. Goodman Group, Inc. ("Goodman Group"), NetCube Corporation of Delaware and NetCube Corporation of New Jersey (collectively, "NetCube"). Each of the foregoing business acquisitions was accounted for using the pooling of interests method except for On Ramp, which was accounted for using the purchase method. The foregoing companies have been defined and are collectively referred to hereinafter as the "Subsidiaries". Accordingly, the results of operations for each of the Subsidiaries (other than On Ramp) have been included in the Company's Financial Statements for the fiscal year ended June 30, 1996. The results of operations of On Ramp have been included in the Company's financial statements since July 1, 1996.

The Subsidiaries generate revenue from Internet and interactive media services including Website development and hosting, corporate internal communications solutions, database marketing, corporate identity and product branding and packaging, advertising and, and interface solutions that provide high-speed access via the Internet to off-line databases. Historically, revenues from these services by the Subsidiaries have been derived on a project-by-project basis, which tends to cause fluctuations in revenues between reporting periods. A substantial portion of those revenues have been fixed fees for services to be delivered. While the Company has recently entered into a number of contracts for ongoing maintenance, content updates, server hosting and software licensing, which will create recurring revenue streams for the life of their respective contracts (typically 12 months), it is anticipated that project revenue will continue to be a significant component of total revenues and therefore revenue may continue to fluctuate significantly from quarter-to-quarter.

The Company generally provides Website design and development and traditional marketing services under contracts that vary in duration from two to four weeks in the case of smaller projects and up to five months in the case of larger projects. In connection with Website design and development, the Company typically enters into twelve-month arrangements providing for maintenance, content updates of Websites and software licensing and hosting of a client Website on the Company's servers. Revenues from contracted services are generally recognized using the percentage of completion method based upon the ratio of costs incurred to total estimated costs of the project. Revenues from hosting, maintenance and updates are recognized as the services are provided.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Revenues. Consolidated revenues for the Company increased to $3,804,000 for the three month period ended December 31, 1996 from $2,419,000 for the three month period ended December 31, 1995 (57%). Revenues for the Company's interactive services increased to $1,858,000 during the second quarter of fiscal 1997 from $276,000 during the second quarter of fiscal 1996 (573%) due to the acquisition of On Ramp (which accounted for an increase of $1,494,000) as well as the continuing strength of corporate demand for Internet related services. Revenues for the Company's traditional strategic marketing operations increased to $1,940,000 during the second quarter of 1997 from $1,793,000 during the second quarter of fiscal 1996 (8%) primarily as a result of continuing revenue growth and new clients in the Atlanta region.

Operating Expenses and Interest Items. Direct salaries and related expenses for the Company increased to $1,990,000 during the second quarter of fiscal 1997 from $885,000 during the second quarter of fiscal 1996 (125%) primarily as a result of the acquisition of On Ramp, which accounted for an increase of $778,000, and a significant increase in the number of employees employed by the Company to meet its higher level of operations. Other direct expenses for the Company increased to $1,318,000 during the second quarter of fiscal 1997 from $1,126,000 during the second quarter of fiscal 1996 (17%) partially as a result of the acquisition of On Ramp, which accounted for an increase of $506,000. Offsetting this increase was a $289,000 decrease in NetCube's other direct expenses. During the fiscal year ended June 30, 1996, NetCube modified its business so as to emphasize the development of its proprietary NetCube data applications and deemphasize hourly consulting services, resulting in a significant decrease in other direct expenses. Selling, general and administrative expenses increased to $1,022,000 during the second quarter of fiscal 1997 from $481,000 during the second quarter of fiscal 1996 (112%), primarily due to the acquisition of On Ramp which accounted for an increase of $493,000 and the formation and expansion of the Company's corporate infrastructure during late fiscal 1996. Depreciation and amortization increased to $314,000 during the second quarter of fiscal 1997 from $58,000 during the second quarter of fiscal 1996 (441%) primarily due to the amortization of goodwill and other intangible assets arising from the acquisition of On

Ramp. Interest expenses decreased and interest income increased during the second quarter of fiscal 1997 as compared to fiscal 1996. Net interest income of $27,000 during the second quarter of fiscal 1997 as compared to net interest expense of $48,000 during the second quarter of fiscal 1996 is due to the effect of investment of the cash proceeds of the Company's initial public offering.

Pre-Tax Loss. The Company had a pre-tax loss of $816,000 in the second quarter of fiscal 1997 compared to a pre-tax loss of $180,000 in the second quarter of fiscal 1996. The loss in 1997 included non-cash charges of $314,000 for depreciation and amortization, primarily of the goodwill incurred in the acquisition of On Ramp (this related amortization amounted to $270,000 in the quarter.) Also contributing to the second quarter of fiscal 1997 pre-tax loss are losses of On Ramp of $310,000 that was not included in the pre-tax loss of the second quarter of fiscal 1996.

Income taxes. The Company had an income tax benefit of $39,000 in the second quarter of fiscal 1997 compared to income tax expenses of $33,000 during the second quarter of fiscal 1996. Given that certain of the Subsidiaries were not subject to taxation (as such Subsidiaries had elected S corporation status under applicable provisions of the Internal Revenue Code of 1986, as amended, and certain state statutes) and the remaining Subsidiaries were subject to income taxes based on their respective operations, the effective tax rate on a consolidated historical basis is not meaningful. The Company will file consolidated tax returns in the future.

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Revenues. Consolidated revenues for the Company increased to $8,043,000 for the six month period ended December 31, 1996 from $4,686,000 for the six month period ended December 31, 1995 (72%). Revenues for the Company's interactive services increased to $4,174,000 during the first half of fiscal 1997 from $454,000 during the first half of fiscal 1996 (819%) due to the acquisition of On Ramp (which accounted for an increase of $3,419,000) and the strength of corporate demand for Internet related services. Revenues for the Company's traditional strategic marketing operations increased to $3,724,000 during the first half of 1997 from $3,445,000 during the first half of fiscal 1996 (8%) primarily as a result of expanded revenue growth and new clients in the Atlanta region.

Operating Expenses and Interest Items. Direct salaries and related expenses for the Company increased to $3,936,000 during the first half of fiscal 1997 from $1,687,000 during the first half of fiscal 1996 (133%) primarily as a result of the acquisition of On Ramp, which accounted for an increase of $1,440,000, and a significant increase in the number of employees employed by the Company to meet its higher level of operations. Other direct expenses for the Company increased to $2,316,000 during the second quarter of fiscal 1997 from $2,147,000 during the second quarter of fiscal 1996 (17%) partially as a result of the acquisition of On Ramp, which accounted for an increase of $717,000. Offsetting this increase was a $548,000 decrease in NetCube's other direct expenses. During the fiscal year ended June 30, 1996, NetCube modified its business so as to emphasize the development of its proprietary NetCube data applications and deemphasize hourly consulting services, resulting in a significant decrease in other direct expenses. Selling, general and administrative expenses increased to $1,959,000 during the first half of fiscal 1997 from $917,000 during the first half of fiscal 1996 (114%) which is primarily due to the acquisition of On Ramp which accounted for an increase of $848,000 and the formation and expansion of the Company's corporate infrastructure during late fiscal 1996. Depreciation and amortization increased to $674,000 during the first half of fiscal 1997 from $110,000 during the first half of fiscal 1996 (513%) primarily due to the amortization of goodwill and other intangible assets arising from the acquisition of On Ramp. Interest and other expenses also increased during the first half of fiscal 1997 as compared to the first half of fiscal 1996. The increase in interest expense of $45,000 in the first half of fiscal 1997 compared with the first half of fiscal 1996 resulted from certain notes that were outstanding in the first half of fiscal 1997 that were not outstanding in the first half of fiscal 1996. The increase in interest expense was offset by an increase in interest income which resulted from investment of the proceeds of the initial public offering that occurred in the first half of fiscal 1997.

Pre-Tax Loss. The Company had a pre-tax loss of $991,000 in the first half of fiscal 1997 compared to a pre-tax loss of $276,000 in the first half of fiscal 1996. The loss in 1997 included non-cash charges of $674,000 for depreciation and amortization, primarily of the goodwill incurred in the acquisition of On Ramp (this related amortization amounted to $540,000 in the six month period.) Also included in this pre-tax loss are costs incurred in the Company's software development operation of $137,000 in the first half of fiscal 1996.

Income taxes. The Company had an income tax benefit of $12,000 in the first half of fiscal 1997 compared to income tax expenses of $88,000 during the second quarter of fiscal 1996. Given that certain of the Subsidiaries were not subject to taxation (as such Subsidiaries had elected S corporation status under applicable provisions of the Internal Revenue Code of 1986, as amended, and certain state statutes) and the remaining Subsidiaries were subject to income taxes based on their respective operations, the effective tax rate on a consolidated historical basis is not meaningful. The Company will file consolidated tax returns in the future.

LIQUIDITY AND CAPITAL RESOURCES

Since their respective formations, the Subsidiaries have financed their operations primarily through cash generated from operations, bank borrowings and shareholder contributions and financings.

During 1996, the Company entered into a series of transactions in order to fund the operations of the Subsidiaries and to prepare itself for its initial public offering. The Company raised $270,000 through the issuance of three 10% Notes. Proceeds obtained from the issuance have been used to cover costs related to the Company's acquisitions of the Subsidiaries and the initial public offering. The Company raised an additional $1,800,000 through a private placement of 12% Notes. Proceeds received by the Company, after deducting placement agent fees and other expenses, totaled $1,583,000. Of the funds received from the private placement, $1,000,000 was loaned to On Ramp in order to complete a transaction in which On Ramp redeemed outstanding shares of its common stock. The remaining funds received from the private placement have been used to provide working capital for On Ramp and Internet One.

In August 1996, the Company received proceeds of $4,948,000 through the issuance of 938,667 shares of common stock. Proceeds raised from this transaction were used by the Company to retire the nonconvertible portion of the outstanding principal and accrued interest under the 10% Notes and 12% Notes (aggregating $1,881,000), to retire certain other debt and outstanding obligations, to fund the operations of the Subsidiaries and to cover expenses and costs incurred in connection with the acquisitions of the Subsidiaries and the initial public offering.

At December 31, 1996, the Company had cash and cash equivalents of approximately $12,188,000 and working capital of approximately $14,234,000, primarily as a result of effecting the following transactions during the six months then ended December 31, 1996: (i) the sale of 938,667 shares of common stock and the receipt of net proceeds therefrom of $4,948,000 and the transfer by four principal stockholders of the Company of an aggregate of 124,667 shares of common stock for no cash consideration; (ii) the repayment of the non-convertible portion of the 10% Notes and the 12% Notes, aggregating $1,881,000 from the proceeds of the private placement discussed above; (iii) the payment of a finder's fee in consideration for the termination of a certain finder's agreement using proceeds from the private placement discussed above;
(iv) the renegotiation of the terms of a note payable to a related party, providing for liquidation of $288,000 of such debt using proceeds from the private placement discussed above and extending the maturity of the remaining balance of $500,000 until March 1998; and (v) the sale of 2,150,000 shares of common stock of the Company in an initial public offering and the receipt of net proceeds therefrom of $11,973,000.

During the six month period ended December 31, 1996, the Company increased its cash and cash equivalents position by $11,759,000 to $12,188,000. This resulted from cash generated by financing activities of $15,453,000 offset by cash used in operating activities and investing activities of $2,902,000 and $792,000, respectively. The cash generated by financing activities of $15,453,000 is a result of the net proceeds of the Company's initial public offering in December of $11,973,000 and the issuance in August of 938,667 shares of common stock to The Omnicom Group, Inc. for $4,948,000, offset in part by the repayment of certain promissory notes for cash in the amount of $1,881,000.

The cash used in investing activities of $792,000 resulted from gross software development costs of $367,000 and additions to leasehold improvements and other acquisitions of computer related hardware and facilities of $424,000.

The cash used in operating activities of $2,902,000 resulted from a loss from ongoing operations of $979,000, offset by non-cash charges of $540,000 for amortization of the goodwill incurred in the acquisition of On Ramp and depreciation and amortization charges and other non-cash charges of $243,000 or total non-cash charges of $783,000. Additionally, there was an increase in accounts receivable and unbilled receivables of $1,520,000 directly related to the overall increase in the Company's level of business activities and revenue. The increase in unbilled receivables is principally due to one web site development project undertaken by the Company's interactive division for which significant work has been performed in advance of the dates billings are permitted under the contracts. Accounts receivable increased primarily due to the increased volume of work performed by the Company's interactive division and, to a lesser extent, the Company's traditional strategic marketing services division. Accounts receivable greater than sixty days old increased from $494,000 at June 30, 1996 to $1,086,000 at December 31, 1996. The increase in such receivables is primarily due to certain receivables arising from ongoing strategic marketing and branding assignments undertaken for certain significant long-standing customers which the Company believes are credit-worthy. Such amounts were either collected subsequent to December 31, 1996 or the Company believes them to be collectible. The Company believes that provision for bad debts of approximately $52,000 recognized during the six months ended December 31, 1996 is sufficient to adjust the carrying amount of its receivables at December 31, 1996 to an amount which approximates net realizable value. The increase in accounts payable and accrued expenses provided cash of $108,000 principally due to the overall increase in the Company's level of business activities. Additionally, payments to shareholders and net other assets and liabilities used cash of $500,000 and $795,000, respectively.

The Company has entered into employment agreements ranging in term from one year to three years (exclusive of extensions) with several of its executive officers pursuant to which the Company is obligated to pay such individuals up to an aggregate of $1,225,000 per year.

The Company anticipates significant changes in its operating cost structure once the Subsidiaries have been completely integrated, and administration and control of the Company's future operations have been centralized. The Company expects that the cash generated from future operations combined with its existing cash balances will be sufficient to fund the anticipated expenditures required for product development, organizational infrastructure (including additional personnel and upgraded telecommunications and computer systems) and general corporate needs for the next 12 months.

In connection with the acquisition of On Ramp, the Company recorded goodwill and other intangible assets in the aggregate amount of $2,410,000, substantially all of which is being amortized using the straight-line method over a period of two years. As a result, the Company incurred during the six months ended December 31, 1996 a non-cash charge to operations of approximately $588,000.

In connection with the initial public offering, certain holders of common stock placed, on a pro rata basis, 825,000 shares into escrow (the "Escrow Shares") pursuant to an escrow agreement between such holders and Continental Stock Transfer & Trust Company, as escrow agent. The Escrow Shares are not transferable or assignable; however, the Escrow Shares may be voted by the beneficial holders thereof. In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial noncash charge to earnings equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense may have a depressive effect on the market price of the Company's securities. Notwithstanding the foregoing discussion, there can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow.

Impact of New Accounting Pronouncements. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") issued by the Financial Accounting Standards Board ("FASB") is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The new standards establish a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as of the fair value based method of accounting defined in the Statement had been applied. The Company elected to make pro forma disclosures as allowed by SFAS No. 123, and the Company's adoption of SFAS No. 123 during the first quarter of fiscal 1997 did not have a material effect on the Company's financial position or results of operations.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), issued by the FASB is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company adopted SFAS No. 121 during the first quarter of fiscal 1997 with no material effect on its financial position or results of operations.

                           Part II: Other Information

Item 1.  Legal Proceedings

The Company is not a party to any pending or ongoing litigation required to be disclosed pursuant to this item.

Item 2.  Changes in Securities

There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

Item 3.  Defaults Upon Senior Securities

There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders during the period ended December 31, 1996.

Item 5.  Other Information and Subsequent Events

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are incorporated herein by reference:

         3.1 Articles of Incorporation of THINK New Ideas, Inc. Delaware (Registrant) filed on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

         3.2 Certificate of Amendment to Articles of Incorporation of THINK New Ideas, Inc., Delaware (Registrant) filed on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

         3.3 Certificate of Amendment to Articles of Incorporation of THINK New Ideas, Inc., Delaware (Registrant) filed on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

         3.4 Amended and Restated By-Laws of THINK New Ideas, Inc. (Registrant) filed on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

         (b) Reports on Form 8-K. There were no Current Reports on Form 8-K filed by the Company during the period ended December 31, 1996.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

              THINK NEW IDEAS, INC.          February 14, 1997

By:  /s/ Scott A. Mednick
     ---------------------------------------------------------
     Scott A. Mednick
     Chief Executive Officer

By   /s/ Melvin Epstein
     ---------------------------------------------------------
     Melvin Epstein
     Chief Financial Officer