Form 10QSB
period 1997-03-31
THINK NEW IDEAS INC
filed 1997-05-15
CIK 1014462

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  FORM 10-QSB
(Mark one)

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                                --------------

( )     Transition Report under Section 13 or 15(d) of the Exchange Act.

  For the transition period from                      to
                                 -------------------      -------------------

     Commission File Number: 000-21775

                             THINK NEW IDEAS, INC.
       (Exact name of small business issuer as specified in its charter)

         Delaware                                              95-4578104
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

         45 West 36th Street, 12th Floor,   New York, New York  10018
                   (Address of principal executive offices)

                                (212) 629-6800
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                                   Outstanding at May 2, 1997
  -----                                   --------------------------
  Common Stock, par value                      6,416,667 shares
         $.0001 per share

Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                              -----  -----

                             THINK New Ideas, Inc.

                                     INDEX

                                                                           Page
                                                                           ----
Part I - Financial Information
          Item 1.    Condensed Consolidated Financial Statements
                       Condensed Consolidated Balance Sheet as of
                          March 31, 1997 ..................................   3
                       Condensed Consolidated Statements of
                          Operations for the three and nine month
                          periods ended March 31, 1997 and 1996............   4
                       Condensed Consolidated Statement of
                          Shareholders' Equity for the nine months
                          ended March 31, 1997.............................   5
                       Condensed Consolidated Statements of Cash
                          Flows for the Nine months ended March 31,
                          1997 and 1996....................................   6
                       Notes to Condensed Consolidated Financial
                          Statements.......................................   7
          Item 2.    Management's Discussion and Analysis or Plan of
                       Operation...........................................  10

Part II - Other Information
          Item 1.    Legal Proceedings.....................................  19
          Item 2.    Changes in Securities.................................  19
          Item 3.    Defaults Upon Senior Securities.......................  19
          Item 4.    Submission of Matters to a Vote of Security Holders...  19
          Item 5.    Other Information.....................................  19
          Item 6.    Exhibits and Reports on Form 8-K......................  19

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    THINK NEW IDEAS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)



                                                                   MARCH 31,
                                                                  -----------
                                                                      1997
                                                                  -----------
ASSETS
Current assets:
  Cash and cash equivalents                                       $ 9,303,481
  Accounts receivable, net of allowance for doubtful
    accounts of $213,000                                            3,891,869
  Unbilled receivables                                              1,312,112
  Prepaid expenses and other assets                                   440,261
  Deferred income taxes                                               201,000
                                                                  -----------
Total current assets                                               15,148,723

Property, plant and equipment, net                                  1,395,512
Software development costs                                            739,143
Goodwill, net of accumulated amortization of $810,000               1,348,500
Other assets                                                          446,121
                                                                  -----------
                                                                  $19,077,999
                                                                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                            $    34,426
  Accounts payable                                                  1,468,561
  Accrued expenses and other                                          800,375
  Deferred revenue                                                     97,245
                                                                  -----------
Total current liabilities                                           2,400,607

Note payable to related party                                         515,760

                                                                  -----------
Total liabilities                                                   2,916,367
                                                                  -----------

Shareholders' equity
  Preferred stock, $.0001 par value; 5,000,000 shares authorized;
    none issued and none outstanding                                        -
  Common stock, $.0001 par value; 50,000,000 shares authorized;
    6,416,667 shares issued                                               641
  Additional paid in capital                                       18,444,686
  Accumulated deficit                                              (2,283,695)
                                                                  -----------
Total shareholders' equity                                         16,161,632

                                                                  -----------
                                                                  $19,077,999
                                                                  ===========

    See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL
                   STATEMENTS

                    THINK NEW IDEAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         MARCH 31,                   MARCH 31,
                                                --------------------------    --------------------------
                                                   1997             1996          1997           1996
                                                -----------     ----------    -----------     ----------

Revenues                                        $ 4,211,334     $1,951,809    $12,254,066     $6,637,403

Operating expenses:
 Direct salaries and related expenses             2,565,314        648,747      6,501,401      2,336,093
 Other direct expenses                            1,035,612        815,568      3,351,587      2,962,957
 Selling, general and administrative expenses     1,447,569        352,177      3,406,205      1,269,367
 Depreciation and amortization                      385,452         37,071      1,059,920        146,823
 Merger expenses                                          -         70,735         57,395         70,735
                                                -----------     ----------    -----------     ----------
Operating (loss)/profit                          (1,222,613)        27,511     (2,122,442)      (148,572)

Interest income/(expense) and other net              63,092        (15,761)       (27,877)      (115,998)
                                                -----------     ----------    -----------     ----------
(Loss)/profit before provision for taxes         (1,159,521)        11,750     (2,150,319)      (264,570)
Provision for income taxes                           40,000         36,279         28,061        124,726
                                                -----------     ----------    -----------     ----------

Net loss                                        $(1,199,521)    $  (24,529)   $(2,178,380)    $ (389,296)
                                                ===========     ==========    ===========     ==========

Net loss per share                              $     (0.21)    $    (0.01)   $     (0.51)    $    (0.16)
                                                ===========     ==========    ===========     ==========

Weighted average shares outstanding               5,591,667      2,449,592      4,265,463      2,449,592
                                                ===========     ==========    ===========     ==========

    See accompanying notes to condensed consolidated financial statements.

                    THINK NEW IDEAS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                       COMMON STOCK        ADDITIONAL                       TOTAL
                                  ----------------------     PAID-IN     ACCUMULATED     SHAREHOLDERS'
                                     SHARES      AMOUNT      CAPITAL       DEFICIT          EQUITY
                                  -----------   --------   -----------   ------------  ----------------
Balance, June 30, 1996              2,894,673       $289   $ 1,334,630    $  (105,315)        1,229,604
  Issuance of common stock            938,667         94     4,947,968              -         4,948,062
  Conversion of convertible debt      433,327         43       189,452              -           189,495
  Issuance of common stock          2,150,000        215    11,972,636              -        11,972,851
  Net loss for the period                   -          -             -     (2,178,380)       (2,178,380)
                                  -----------   --------   -----------   ------------  ----------------
Balance March 31, 1997              6,416,667       $641   $18,444,686    $(2,283,695)      $16,161,632
                                  ===========   ========   ===========   ============  ================

    See accompanying notes to condensed consolidated financial statements.

                    THINK NEW IDEAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       NINE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                        1997                 1996
                                                                       -------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (2,178,380)  $  (389,296)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depreciation                                                             190,743       146,823
    Amortization of intangibles and deferred financing costs                 941,985             -
    Deferred income taxes                                                    (12,000)            -
    Bad debt expense                                                          81,664             -
    Changes in assets and liabilities:
      Accounts receivable                                                 (1,578,801)     (606,046)
      Unbilled receivables                                                (1,015,209)      347,954
      Accounts payable                                                       224,504       702,779
      Accrued expenses and other                                               5,084       433,362
      Deferred revenue                                                      (355,714)            -
      Other assets and liabilities                                          (528,644)     (507,842)
                                                                       -------------  ------------
Net cash provided by (used in) operating activities                       (4,224,768)      127,734
                                                                       -------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to software development costs                                   (518,957)     (126,218)
  Purchases of property and equipment                                       (887,224)     (336,584)
                                                                       -------------  ------------
Net cash used in investing activities                                     (1,406,181)     (462,802)
                                                                       -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from insurance (repay) promissory notes                        (1,880,505)      270,000
  Net proceeds from initial public offering of common stock               11,972,851           656
  Due to shareholders                                                       (500,000)      (51,644)
  Increase in notes payable to related party                                       -       268,500
  Borrowings (repayment) on operating lines of credit                        (35,574)       52,500
  Net proceeds from private placement                                      4,948,062             -
  Distributions to shareholders                                                    -      (133,377)
                                                                       -------------  ------------
Net cash provided by financing activities                                 14,504,834       406,635
                                                                       -------------  ------------
Net increase in cash and cash equivalents                                  8,873,885        71,567
Cash and cash equivalents, beginning of period                               429,596       334,174
                                                                       -------------  ------------
Cash and cash equivalents, end of period                               $   9,303,481  $    405,741
                                                                       =============  ============

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Income taxes                                                       $     101,000  $     70,000
    Interest                                                           $     125,244             -

    See accompanying notes to condensed consolidated financial statements.

THINK NEW IDEAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations for the three and nine month periods ending March 31, 1997 and 1996. The results of operations for the three and nine month periods ended March 31, 1997 or any other period may not be indicative of the results that may be expected for the year ending June 30, 1997. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company for the year ended June 30, 1996.

2.  BUSINESS ACQUISITIONS

On June 30, 1996, the Company acquired all of the issued and outstanding shares of common stock of the following entities in exchange for 491,595 shares of the Company's common stock:

                                                Number of Shares
Entity/Date Operations Commenced          Issued to Effect Acquisition
----------------------------------------  ----------------------------
Scott Mednick & Associates, Inc.
 ("Mednick")/October 1992...............              208,084
Creative Resources Agency, Inc.
 ("Creative Resources")/November 1994...                3,970
The S.D. Goodman Group ("Goodman")/July
 1993...................................               49,623
Internet One, Inc. ("Internet
 One")/November 1993....................               34,736
NetCube Corporation (Del); NetCube
 Corporation (NJ)/February 1978.........              195,182

Mednick, Creative Resources and Goodman provide a wide variety of marketing-related services. Internet One is principally a provider of new media services and NetCube provides data mining software. The acquisition of each of these companies has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying condensed consolidated financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity.

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

Goodwill......................................................  $2,159,000
Purchased software and other intangible assets................     251,000
Deferred income taxes.........................................    (100,000)
                                                                ----------
                                                                $2,310,000
                                                                ==========

Prior to the acquisition, the Company loaned $1,494,000 to On Ramp.

3.  INITIAL PUBLIC OFFERING

In November 1996, the Company completed its initial public offering of 2,150,000 shares of Common Stock. Proceeds from the offering (after deduction of transaction costs of approximately $3,077,000) amounted to $11,973,000.

4.  PRIVATE PLACEMENT

In August 1996, the Company sold equity securities in a private placement. As a result, the Company issued an aggregate of 938,667 shares of its common stock in exchange for net proceeds (after deduction of transaction costs of approximately $50,000) of $4,948,000. Additionally, certain of the Company's principal shareholders transferred to the purchaser an additional 124,667 shares of the Company's common stock held by them for no consideration. A portion of the proceeds of the private placement was used to repay amounts outstanding under certain convertible promissory notes described in Note 5 below.

THINK NEW IDEAS, INC. AND SUBSIDIARIES

(UNAUDITED)



5.  CONVERTIBLE PROMISSORY NOTE CONVERSIONS AND EXTINGUISHMENTS

In March 1996, the Company borrowed $270,000 pursuant to the terms of three separate convertible promissory notes. Two of the notes, having original principal balances of $225,000 and $20,000, were payable to an entity controlled by a shareholder of the Company and to a shareholder, respectively. Each of the notes bore interest at 10% and were due upon the earlier of September 30, 1996 or the Company's receipt of $2,000,000 in proceeds from a debt or equity financing. Pursuant to the terms of the notes an aggregate of $27,000 in principal was converted by the holder thereof into 216,667 shares of the Company's common stock.

In April 1996, the Company raised $1,583,000, net of placement fees of $218,000, through a private placement of 12% convertible promissory notes. The principal balance, together with accrued interest, was due upon the earlier of April 30, 1997 or the Company's receipt of $3,000,000 in proceeds from a debt or equity financing. The notes were secured by the pledge of all of the then outstanding shares of common stock of On Ramp. Pursuant to the terms of the notes, an aggregate of $162,000 in principal was converted by the holders thereof into 216,660 shares of the Company's common stock.

During the nine months ended March 31, 1997, the holders of the convertible promissory notes, as discussed above, converted such notes, aggregating $189,000 into 433,327 shares of common stock. In addition, a portion of the proceeds of the private placement discussed in Note 4 was used to extinguish the remaining $1,881,000 of such notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated in the State of Delaware in January 1996 for the purpose of creating a corporate structure to facilitate the combination and integration of specialized businesses operating in the areas of advertising, marketing, Internet and intranet services and data management. On June 30, 1996, in exchange for the issuance of an aggregate of 723,167 shares of Common Stock, the Company acquired all of the issued and outstanding capital stock of seven companies: Scott Mednick & Associates, Inc. ("Mednick"); On Ramp, Inc. ("On Ramp"); Internet One, Inc. ("Internet One"); Creative Resources Agency, Inc. ("Creative Resources"); The S.D. Goodman Group, Inc. ("Goodman Group"), NetCube Corporation of Delaware and NetCube Corporation of New Jersey (collectively, "NetCube"). Each of the foregoing business acquisitions was accounted for using the pooling of interests method except for On Ramp, which was accounted for using the purchase method. The foregoing companies have been defined and are collectively referred to hereinafter as the "Subsidiaries". Accordingly, the results of operations for each of the Subsidiaries (other than On Ramp) have been included in the Company's Financial Statements for all periods presented. The results of operations of On Ramp have been included in the Company's financial statements since June 30, 1996.

The Company generates revenue from Internet and interactive media services including Website development and hosting, corporate internal communications solutions, database marketing, corporate identity and product branding and packaging, advertising, and interface solutions that provide high-speed access via the Internet to off-line databases. Historically, revenues from these services have been derived on a project-by-project basis, which tends to cause fluctuations in revenues between reporting periods. A substantial portion of those revenues have been fixed fees for services to be delivered. While the Company has recently entered into a number of contracts for ongoing maintenance, content updates, server hosting and software licensing, which will create recurring revenue streams for the life of their respective contracts (typically 12 months), it is anticipated that project revenue will continue to be a significant component of total revenues and therefore revenue may continue to fluctuate significantly from quarter to quarter.

The Company generally provides Website design and development and traditional marketing services under contracts that vary in duration from two to four weeks in the case of smaller projects and up to five months in the case of larger projects.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In connection with Website design and development, the Company typically enters into 12 month arrangements providing for maintenance, content updates of Websites and software licensing and hosting of a client Website on the Company's servers. Revenues from contracted services are generally recognized using the percentage of completion method based upon the ratio of costs incurred to total estimated costs of the project. Revenues from hosting, maintenance and updates are recognized as the services are provided.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES. Consolidated revenues increased to $4,211,334 for the three month period ended March 31, 1997 from $1,951,809 for the three month period ended March 31, 1996 (116%). Revenues for interactive services increased to approximately $2,080,000 during the third quarter of fiscal 1997 from $784,000 during the third quarter of fiscal 1996 (165%), substantially due to the accounting treatment associated with the acquisition of On Ramp. Revenues for traditional strategic marketing operations increased to approximately $2,131,000 during the third quarter of 1997 from $1,168,000 during the third quarter of fiscal 1996 (82%) primarily as a result of revenue generated by new clients and increased revenue from additional services provided to existing clients.

OPERATING EXPENSES.

DIRECT SALARIES AND RELATED EXPENSES increased to $2,565,314 during the third quarter of fiscal 1997 from $648,747 during the third quarter of fiscal 1996 (295%) partially as a result of the accounting treatment associated with the acquisition of On Ramp, which accounted for an increase of approximately $1,097,000. Also, the Company had a significant increase in the number of employees employed by the Company to meet its higher level of operations and its expected growth from existing outstanding project proposals.

OTHER DIRECT EXPENSES increased to $1,035,612 during the third quarter of fiscal 1997 from $815,568 during the third quarter of fiscal 1996 (27%) as a result of the accounting treatment associated with the acquisition of On Ramp, which accounted for an increase of approximately $384,000, partially offset by decreases primarily at NetCube which approximated $164,000 due to the shift in business direction from consulting to product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $1,447,569 during the third quarter of fiscal 1997 from $352,177 during the third quarter of fiscal 1996 (311%), primarily due to the accounting treatment associated with the acquisition of On Ramp which accounted for an increase of approximately $576,000 and the formation and expansion of the Company's corporate infrastructure during fiscal 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

DEPRECIATION AND AMORTIZATION increased to $385,452 during the third quarter of fiscal 1997 from $37,071 during the third quarter of fiscal 1996 (940%) primarily due to the amortization of goodwill and other intangible assets arising from the accounting treatment associated with the acquisition of On Ramp.

INTEREST INCOME/EXPENSE AND OTHER NET. The $63,092 in net other income reflected in the third quarter of fiscal 1997 compares favorably to the net other expense of $15,761 reflected in the third quarter of fiscal 1996 primarily due to the effect of the investment of the cash proceeds from the Company's initial public offering.

PRE-TAX LOSS. The Company had a pre-tax loss of $1,159,521 in the third quarter of fiscal 1997 compared to a pre-tax profit of $11,750 in the third quarter of fiscal 1996. The loss in 1997 included non-cash charges of approximately $385,000 for depreciation and amortization of fixed assets, goodwill and other intangibles incurred in the acquisition of On Ramp (this related amortization amounted to $295,000 in the quarter.) Also contributing to the third quarter pre-tax loss of fiscal 1997 is the $319,000 loss for On Ramp. On Ramp's results were not included in the pre-tax loss in the third quarter of fiscal 1996.

INCOME TAXES. The Company had an income tax expense of $40,000 in the third quarter of fiscal 1997 compared to income tax expenses of $36,279 during the third quarter of fiscal 1996. Given that certain of the Subsidiaries were not subject to taxation (as such Subsidiaries had elected S corporation status under applicable provisions of the Internal Revenue Code of 1986, as amended, and certain state statutes) and the remaining Subsidiaries were subject to income taxes based on their respective operations, the effective tax rate on a consolidated historical basis is not meaningful. The Company will file a consolidated Federal tax return beginning with the year ending June 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 AND 1996

REVENUES. Consolidated revenues increased to $12,254,066 for the nine month period ended March 31, 1997 from $6,637,403 for the nine month period ended March 31, 1996 (85%). Revenues for interactive services increased to approximately $6,398,000 during the first nine months of fiscal 1997 from approximately $1,938,000 during the first nine months of fiscal 1996 (230%) substantially due to the accounting treatment associated with the acquisition of On Ramp and the strength of corporate demand for Internet related services. Revenues for traditional strategic marketing operations increased to approximately $5,856,000 during the first nine months of 1997 from approximately $4,699,000 during the first nine months of fiscal 1996 (25%) primarily as a result of revenue generated by new clients and increased revenue from additional services provided to existing clients.

OPERATING EXPENSES.

DIRECT SALARIES AND RELATED EXPENSES increased to $6,501,401 during the first nine months of fiscal 1997 from $2,336,093 during the first nine months of fiscal 1996 (178%) primarily as a result of the accounting treatment associated with the acquisition of On Ramp, which accounted for an increase of approximately $2,538,000. Also, the Company had a significant increase in the number of employees employed by the Company to meet its higher level of operations and its expected growth from existing outstanding project proposals.

OTHER DIRECT EXPENSES increased to $3,351,587 during the first nine months of fiscal 1997 from $2,962,957 during the first nine months of fiscal 1996 (13%) as a result of the accounting treatment associated with the acquisition of On Ramp, which accounted for an increase of approximately $997,000, an increase at Mednick and Creative Resources totaling approximately $478,000 due to costs related to increases in client projects, partially offset by decreases totaling approximately $1,054,000 at Internet One due to a low volume of hardware sales and NetCube due to the shift in business direction from consulting to product development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased to $3,406,205 during the first nine months of fiscal 1997 from $1,269,367 during the first nine months of fiscal 1996 (168%) which is primarily due to the accounting treatment associated with the acquisition of On Ramp which accounted for an increase of approximately $1,426,000 and the formation and expansion of the Company's corporate infrastructure during late fiscal 1996.

DEPRECIATION AND AMORTIZATION increased to $1,059,920 during the first nine months of fiscal 1997 from $146,823 during the first nine months of fiscal 1996 (622%) primarily due to the amortization of goodwill and other intangible assets arising from the accounting treatment associated with the acquisition of On Ramp.

INTEREST INCOME/EXPENSE AND OTHER NET. The $27,877 of other net expense reflected in the nine month period ending March 31, 1997 compares favorably to the $115,998 of other

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

net expense reflected in the nine month period ending March 31, 1996 primarily due to the effect of the investment of the cash proceeds from the Company's initial public offering.

PRE-TAX LOSS. The Company had a pre-tax loss of $2,150,319 in the first nine months of fiscal 1997 compared to a pre-tax loss of $264,570 in the first nine months of fiscal 1996. The loss in 1997 includes non-cash charges of approximately $1,060,000 for depreciation and amortization, primarily of the goodwill and other intangibles incurred in the acquisition of On Ramp (this related amortization amounted to $885,000 in the nine month period.) Also included in this pre-tax loss are losses from Netcube of approximately $908,000 and other costs incurred in the Company's software development operation of approximately $205,000 compared with pre-tax losses of NetCube of approximately $822,000 in the first nine months of fiscal 1996. During the fiscal year ended June 30, 1996, Netcube modified its business so as to emphasize the development of its proprietary Netcube data applications and de-emphasize hourly consulting services, resulting in a significant decrease in revenue effect on 1997 revenues.

INCOME TAXES. The Company had an income tax expense of $28,061 in the first nine months of fiscal 1997 compared to an income tax expense of $124,726 during the second quarter of fiscal 1996. Given that certain of the Subsidiaries were not subject to taxation (as such Subsidiaries had elected S corporation status under applicable provisions of the Internal Revenue Code of 1986, as amended, and certain state statutes) and the remaining Subsidiaries were subject to income taxes based on their respective operations, the effective tax rate on a consolidated historical basis is not meaningful. The Company will file a consolidated federal tax return beginning with the year ending June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since their respective formations, the Subsidiaries have financed their operations primarily through cash generated from operations, bank borrowings and shareholder contributions and financing.

During 1996, the Company entered into a series of transactions in order to fund the operations of the Subsidiaries and to prepare itself for its initial public offering. The Company raised $270,000 through the issuance of three 10% Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In August 1996, the Company received proceeds of $4,948,000 through the issuance of 938,667 shares of common stock. Proceeds raised from this transaction were used by the Company to retire the non-convertible portion of the outstanding principal and accrued interest under the 10% Notes and 12% Notes (aggregating $1,881,000), to retire certain other debt and outstanding obligations, to fund the operations of the Subsidiaries and to cover expenses and costs incurred in connection with the acquisitions of the Subsidiaries and the initial public offering. In November 1996, the Company completed its initial public offering of 2,150,000 shares of Common Stock. Proceeds from the offering (after transaction costs of approximately $3,077,000) amounted to $11,973,000.


At March 31, 1997, the Company had cash and cash equivalents of approximately $9,303,000 and working capital of approximately $12,748,000, primarily as a result of effecting the following transactions during the nine months ended March 31, 1997: (i) the sale of 938,667 shares of common stock and the receipt of net proceeds therefrom of $4,948,000, (ii) the repayment of the non-convertible portion of the 10% Notes and the 12% Notes, aggregating $1,881,000 from the proceeds of the private placement discussed above; (iii) the payment of a finder's fee in consideration for the termination of a certain finder's agreement using proceeds from the private placement discussed above; (iv) the renegotiation on the terms of a note payable to a related party, providing for liquidation of $288,000 of such debt using proceeds from the private placement discussed above and extending the maturity of the remaining balance of $500,000 until March 1998; and (v) the sale of 2,150,000 shares of common stock of the Company in an initial public offering and the receipt of net proceeds therefrom of $11,973,000.

During the nine month period ended March 31, 1997, the Company increased its cash and cash equivalents position by approximately $8,874,000 to approximately $9,303,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This resulted from cash used in operating and investing activities of approximately $4,225,000 and approximately $1,406,000, respectively, offset by cash provided by financing activities of $14,505,000.

The cash used in operating activities of approximately $4,225,000 principally resulted from a loss from ongoing operations of approximately $2,178,000, offset by non-cash charges of approximately $885,000 for amortization of the goodwill and other intangibles incurred in the acquisition of On Ramp and depreciation and amortization charges and other non-cash charges of approximately $248,000, which total approximately $1,133,000. Additionally contributing to the use of cash was a combined increase in accounts receivable and unbilled receivables, and a decrease in deferred revenue of approximately $2,594,000, and approximately $356,000, respectively. As well as the net use of cash for net other assets and liabilities of approximately $460,000. Offsetting these uses was a net increase in accounts payable and accrued expenses which provided cash of approximately $230,000.

The increase in unbilled receivables is principally due to one web site development project undertaken by the Company's interactive division for which significant work has been performed in advance of the dates billings as permitted under the contracts with the client. Accounts receivable increased primarily due to the increased volume of work performed by the Company's interactive division and, to a lesser extent, the Company's traditional strategic marketing services division.

Accounts receivable greater than sixty days old increased from $494,000 at June 30, 1996 to $1,003,000 at March 31, 1997. The increase in such receivables is primarily due to certain receivables arising from ongoing strategic marketing and branding assignments undertaken for certain significant long-standing customers which the Company believes are credit-worthy. Such amounts were either collected subsequent to March 31, 1997 or the Company believes them to be collectible. The Company believes the allowance for doubtful accounts of approximately $213,000 at March 31, 1997 is sufficient to adjust the carrying amount of its receivables at March 31, 1997 to an amount which approximates net realizable value.

The cash used in investing activities of approximately $1,406,000 resulted from increased software development costs of approximately $519,000 and additions to leasehold improvements and other purchases of computer related hardware and facilities of approximately $887,000.

The cash generated by financing activities of $14,505,000 is principally a result of the net proceeds of the Company's initial public offering undertaken in November 1996 of $11,973,000 and the issuance in August 1996 of 938,667 shares of common stock to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Omnicom Group Inc. for $4,948,000, offset in part by the repayment of certain promissory notes, lines of credit for cash and payments to shareholders in the amount of $1,881,000, $36,000, and $500,000 respectively.

The Company has entered into employment agreements ranging from one year to three years (exclusive of extensions) with several of its executive officers pursuant to which the company is obligated to pay such individuals up to an aggregate of $1,365,000 per year.

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

In connection with the acquisition of On Ramp, the Company recorded goodwill and other intangible assets in the aggregate amount of $2,410,000, substantially all of which is being amortized using the straight-line method over a period of two years. As a result, the Company incurred during the nine months ended March 31, 1997, a non-cash charge to operations of approximately $885,000.


In connection with the initial public offering, certain holders of common stock placed, on a pro rata basis, 825,000 shares into escrow (the "Escrow Shares") pursuant to an escrow agreement between such holders and Continental Stock Transfer & Trust Company, as escrow agent. The Escrow Shares are not transferable or assignable; however, the Escrow Shares may be voted by the beneficial holders thereof. In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial non-cash charge to earnings equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense may have a depressive effect on the market price of the Company's securities. Notwithstanding the foregoing discussion, there can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the period ended March 31, 1997.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.  There are no exhibits incorporated herein by reference:
(b) REPORTS on Form 8-K. There were no Current Reports on Form 8-K filed by the Company during the period ended March 31, 1997.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


THINK NEW IDEAS, INC.       May 15, 1997



By:  /s/ Scott A. Mednick
   -----------------------
   Scott A. Mednick
   Chief Executive Officer



By:  /s/ Melvin Epstein
   -----------------------
   Melvin Epstein
   Chief Financial Officer