Form 10KSB
period 1997-06-30
THINK NEW IDEAS INC
filed 1997-10-03
CIK 1014462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-21775
                        ---------------------------------

                              THINK NEW IDEAS, INC.
                 (Name of small business issuer in its charter)
          DELAWARE                                              95-4578104
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

    45 WEST 36TH STREET, 12TH FLOOR, NEW YORK, NEW YORK 10018 (212) 629-6800
          (Address and telephone number of principal executive offices)

                         -------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes /x/ No /_/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

The Registrant's revenues for the fiscal year ended June 30, 1997 totaled $17,436,847.

As of September 26, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the average of the closing bid and asked prices on that date, was approximately $24,607,482.

As of September 26, 1997, there were 6,611,667 shares of Common Stock outstanding.

Documents   incorporated  by  reference:   Certain  exhibits  hereto  have  been
specifically incorporated by reference herein in Item 13 under Part III hereof.

Transitional Small Business Disclosure Format:     Yes  /_/      No  /x/

                              INDEX TO FORM 10-KSB
                                       OF
                              THINK NEW IDEAS, INC.
                                                                         PAGE
                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.........................................2

ITEM 2.        DESCRIPTION OF PROPERTY........................................12

ITEM 3.        LEGAL PROCEEDINGS..............................................13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

                                           PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......13

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................14

ITEM 7.        CONSOLIDATED FINANCIAL STATEMENTS.............................F-1

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES...........................24

                                           PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.....24

ITEM 10.       EXECUTIVE COMPENSATION.........................................28

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................35

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................37

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K...............................39

        The Business section and other parts hereof contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business-Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


CORPORATE OVERVIEW

        THINK New Ideas, Inc., a Delaware corporation (the "Company"), was incorporated pursuant to the laws of the State of Delaware in January 1996 for the purpose of creating a corporate structure to facilitate the combination, operation, and integration of specialized businesses operating in the areas of advertising, marketing, Internet and intranet services and data management. On June 30, 1996, the Company completed the acquisition of all of the outstanding shares of common stock of the following entities: Internet One, Inc., a Colorado corporation ("Internet One"), Creative Resources, Inc., a Georgia corporation ("Creative Resources"); Scott A. Mednick & Associates, Inc., a California corporation ("The Mednick Group"); The Goodman Group, Inc., a New York corporation ("Goodman Group"); On Ramp, Inc., a New York corporation ("On Ramp"); NetCube Corporation, a Delaware corporation and NetCube Corporation, a New Jersey corporation (collectively, "NetCube"), (collectively referred to as the "Subsidiaries") in exchange for an aggregate of 723,167 shares of the Company's common stock (the "Common Stock"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        In August 1996, the Company entered into a strategic relationship with Omnicom Group Inc., a publicly held company ("Omnicom"). Omnicom is the third largest marketing and advertising company in the world. Pursuant to the Company's agreement with Omnicom (the "Omnicom Agreement"), the Company received net proceeds of $4,948,000 through the issuance of 938,667 shares of Common Stock to Omnicom. In November 1996, four principal stockholders of the Company transferred an aggregate of 124,667 shares of Common Stock to Omnicom for no cash consideration (the "Omnicom Transaction"). Since June 1996, the Company and Omnicom have engaged in joint marketing of their services to several Omnicom clients and the Company believes that the relationship is providing access to a substantial additional client base.

        In November 1996, the Company completed its initial public offering (the "Initial Public Offering") pursuant to which the Company issued 2,150,000 shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources." In connection with the Initial Public Offering, the Company effected two reverse stock splits; accordingly, all share and per share data reflects the effects of such splits. See "Note 7 to the Company's Consolidated Financial Statements."

        Pursuant to the terms of a certain Asset Acquisition and Forbearance Agreement dated as of May 31, 1997 (the "Ketchum Agreement"), the Company acquired certain assets and operations of Fathom Advertising ("Fathom"), a full service advertising agency, from Ketchum Communications, Inc. ("Ketchum"), a wholly-owned subsidiary of Omnicom in exchange for the issuance of an aggregate of 120,000 shares of Common Stock. The Company's acquisition of certain assets and operations of Fathom was accounted for using the purchase method of accounting. Accordingly, the results of operations of Fathom have been included in the Company's Consolidated Financial Statements since June 1, 1997. Fathom's single largest client is Oracle Corporation, a Delaware corporation ("Oracle"), which accounts for virtually all of its revenue. Larry Kopald, the individual who was responsible for the Oracle account while at Fathom, joined the Company in connection with its acquisition of Fathom. See "Management" and "Executive Compensation."

        In June 1997, the Company made the decision to restructure its operations in Boulder, Colorado and Edgewater, New Jersey. These operations had been conducted through Internet One and NetCube, respectively. Internet One had become a production facility for high level technology client services, but with limited sales and marketing efforts. The Company determined it could effectively consolidate the client relationships of its Boulder office into its New York and Los Angeles facilities with minimal impact, and therefore, the facility was closed and all of the employees of Internet One were terminated. NetCube had developed proprietary data mining and analysis software for large data base and data warehousing applications. The Company determined that the marketing of "shrink-wrapped" software was not its core competency and would both confuse the Company's focus and involve too great an investment for the anticipated return. The Company has hired several key developers from NetCube for its New York interactive group, ceasing the ongoing marketing and helpdesk development at its New Jersey facility. This has resulted in the termination of the remaining employees of NetCube. The Company is currently discussing the sale of the remaining assets of NetCube, primarily the software code, with several different companies. Total estimated costs associated with the above in the amount of approximately $1,732,000 have been included in the Company's Consolidated Financial Statements for the fiscal year ended June 30, 1997. See the Consolidated Financial Statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS

        The  Company's  operations  are  conducted  through  several  sectors of business: Traditional, or "off-line" marketing and communications, Online marketing and communications, Marketing and Technology Consulting, and Internet and Intranet systems development and integration. The Company generates revenue from both traditional marketing and Internet and interactive media services including Website development and hosting, corporate internal communications solutions, database marketing, corporate identity and product branding and packaging, advertising and media placement services, and interface solutions that provide high-speed access via the Internet to off-line databases. Historically, revenues from these services by the Subsidiaries have been derived on a project-by-project basis, which tends to cause fluctuations in revenues between reporting periods. A substantial portion of those revenues have been fixed fees for services to be delivered. While the Company has recently entered into a number of contracts for ongoing maintenance, content updates, server hosting, software licensing and subscription services, which will create recurring revenue streams for the life of their respective contracts (typically twelve (12) months), it is anticipated that project revenue will continue to be a significant component of total revenues and therefore revenue may continue to fluctuate significantly from quarter to quarter.

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

        Part of the  Company's  overall  business  strategy  is to  continue  to increase the percentage of revenue which is recurring and to continue to increase the number of services provided to a particular client. The Company is implementing this strategy by increasing its over-all marketing and cross-marketing efforts.

        Another part of the Company's business strategy is to grow through the acquisition and integration of synergistically compatible businesses. The
Company believes that there will be a consolidation among technology-based marketing solution providers and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In addition to its acquisition of certain assets and operations of Fathom, the Company has undertaken discussions with several companies engaged in businesses that are complimentary or supplementary to those of the Company. The Company's acquisition strategies include acquiring companies that will be integrated into the Company's existing infrastructure, enabling the Company to acquire access to additional product or service offerings, experienced management that can contribute to building the business in a profitable manner, and potentially, provide international expansion (through the acquisition of companies outside of the United States).

SERVICES AND PRODUCTS

        The Company combines technological expertise in Internet and interactive communications with extensive traditional marketing experience to provide integrated solutions to leading corporate accounts. The Company's solutions incorporate brand and corporate strategy and positioning, Website development, maintenance, updating and hosting, corporate intranet solutions, sophisticated content development capabilities, data access and profile-driven response technologies, and advertising and media placement services. The Company has developed several proprietary software applications (including WebMechanic, E-Corp, ASAP, Comparabase) that it utilizes in delivering marketing solutions to its clients. The Company focuses on assisting its clients in the following areas:

        POSITION AND BRAND PRODUCTS AND SERVICES. The Company utilizes its experience in traditional advertising and marketing, as well as its understanding of the capabilities of different and emerging media, to position clients and market their products. The Company provides a range of services, including brand positioning, developing corporate identity and print, television and packaging design.

        MARKET CLIENT PRODUCTS, SERVICES AND ENHANCE CORPORATE COMMUNICATION USING INTERNET TECHNOLOGY. The Company combines traditional and interactive media approaches to advertising and marketing in order to position its clients and market their products and services on the Internet. This includes the development of Websites that incorporate the latest in Internet technology. For example, at the NEC Website a visitor can request a database-driven catalogue to compare a number of NEC products and generate customized Webpages displaying a comparative presentation of those NEC products in which that visitor has an interest (http://www.nec.com). The Company's "smart Website" methodology helps to track visitors as they are referred by online advertising and journey through a Website, making suggestions via "dynamically generated content" targeted toward an individual's browsing habits (http://www.avon.com), or category of interest (www.as400.ibm.com). The Company's WebMechanic sitebuilding system enables centralized corporations to empower their distributors, wholesalers, retailers, etc. to created custom, personalized "satellite" Websites and edit them at will with virtually no online experience (www.bigleaguers.com; www.chrysler.com). The skillful application of these technologies enable a business to enhance targeted communications directly with and between wholesalers, retailers, manufacturers and customers.

        IDENTIFY AND DEVELOP NEW LINES OF DISTRIBUTION. The Company is working with its clients to develop new channels of distribution utilizing the Internet. For example, Avon sought to utilize a marketing channel not currently addressed by its traditional distribution system. The Company is assisting Avon in establishing a Website from which it will market directly to customers over the Internet and allow Avon representatives to receive product information and communicate internally. The Website (http://www.avon.com) was introduced during the fiscal year ended June 30, 1997. The Company has also created a Website that enables Bloomingdale's to sell a variety of its merchandise online, allowing it to extend its distribution beyond its current retail store and catalog presence (http://www.bloomingdales.com).

        COMMUNICATE AND OPERATE MORE EFFECTIVELY INTERNALLY. The Company's user-friendly interfaces and Internet tools, combined with training software and methodology, enable it to develop and deploy sophisticated intranet solutions for its clients. For example, the Company developed a password-protected intranet to allow Anheuser Busch to deliver proprietary marketing information to its distributors. This intranet allows Anheuser Busch, among other things, to distribute information and engage in communication with its distributors quickly and provides a means for distributors to order marketing materials easily through a secure medium.

        ACCESS DATA MORE EFFICIENTLY. The Company's proprietary technologies allow users of both the World Wide Web and corporate intranets to easily access, analyze and utilize data via an online environment. The Company's solutions include such software components as WebMechanic, E-Corp, ASAP, and Comparabase. The Company has integrated the learning derived from the NetCube technology into a variety of software solutions, enhancing data retrieval and analysis. WebMechanic and E-Corp enable the Company's clients to automate data publishing and email on the Internet, via an "automated Website building" engine and "automated email engine" that can be simply controlled by non-technical users. ASAP, the Advanced Statistical Analysis Program, is a software application that provides proprietary statistical analysis to the sponsor of a Website regarding the number and nature of the visits to that Website. Comparabase is a searchable comparative on-line database that enables consumers to select products from a sizeable on-line catalogue and compare them to similar products by feature. These proprietary tools allow the Company to: (i) craft on-line marketing solutions that are responsive to user needs, allowing the user to more easily access, compile and analyze data; and (ii) provide necessary tools to allow the Website sponsor to assess the effectiveness of its marketing solutions.

CUSTOMERS

        The following is a list of customers of the Company that represented $50,000 or more of the combined revenues of the Company during the fiscal year ended June 30, 1997.


CONSUMER GOODS              SPORTS & ENTERTAINMENT     TECHNOLOGY
Anheuser Busch              Disney Art Classics        Adlink
Avon Products, Inc.         Home Box Office.           Amgen, Inc.
Bandai                      Major League Baseball      I-LINK
Bloomingdale's              Players Association        Inquiry.com
Busch Entertainment         NFL Properties             IBM
Coca-Cola Company           Request Television         Internet Shopping Network
Colorado Utility            Turner Corp                Logitech

Crystal Geyser Water                                   McAfee
Curtis Mathes Holding       BUSINESS TO BUSINESS       Mita
Nioxin                      Bankers Trust              MSNBC
Pioneer Electronics         Eagle River Interactive    NEC USA
Reebok                      ING Barings                NETCOM
Reebok International, Inc.  Janus Funds                Netscape
Rockport                    Security First Network     Oracle
Rockport Foundation         Security First Technology  Securware, Inc.
Segasoft                    Sony Electronics
Tambrands                   Sprint                     TRAVEL & TRANSPORTATION
Toshiba                     VisionNet                  Continental Airlines
VF Corporation              Wentworth Research         Chrysler Motors
                            Western Digital Corp

        During the fiscal year ended June 30, 1997, Chrysler Corporation accounted for approximately 10% of the Company's combined revenue and Pioneer Electronics accounted for approximately 13% of the Company's combined revenue. No other customers accounted for more than 10% of the Company's combined revenue.

COMPETITION

        The market for the Company's services is highly competitive and is characterized by pressures to incorporate new capabilities and accelerate job completion schedules. The Company faces competition from a number of sources. These sources include national and regional new media marketing companies and national and local advertising agencies, many of which have started to develop or acquire interactive media capabilities. New boutiques that either provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or Website design) and are technologically proficient, have emerged and are competing with the Company. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. The Company's ability to maintain its existing clients and generate new clients depends to a significant degree on the quality of its services and its reputation among its clients and potential clients, as compared with the quality of services provided by and the reputations of the Company's competitors. In the event that the Company loses clients to competitors because of dissatisfaction with the services performed or provided by the Company, or the reputation of the Company is otherwise adversely impacted, the business, financial condition and operating results of the Company could be materially adversely affected.

        There are relatively low barriers to entry into the Company's business. The Company expects that it will face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer marketing communication services and products that provide significant performance, price, creative, technological or other advantages over those offered by the Company, which could have a material adverse effect on the business, financial condition and operating results of the Company.

        The Company believes that the principal competitive factors in the market for new media marketing services are creative content, quality of service, breadth of services offered, technological and new media sophistication, perceived value, responsiveness to clients' needs and timeliness in delivering solutions. The Company believes that it generally competes favorably with respect to each of these factors.

EMPLOYEES

        As of September 26, 1997, the Company employed 149 full-time employees, including 5 officers, 13 management personnel, 126 in operations, and 5 sales and service representatives. The Company considers its relationship with its employees satisfactory and is not a party to any collective bargaining agreement.

GOVERNMENT REGULATION

        The Company has no knowledge of any governmental regulations which materially adversely affect its business operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

        The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

        DEPENDENCE ON KEY ACCOUNTS. The Company's four largest clients accounted for thirty-eight percent (38%) of the Company's revenues for the fiscal year ended June 30, 1997, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Pioneer Electronics and Chrysler Corporation, the Company's two largest clients during the fiscal year ended June 30, 1997, accounted for approximately thirteen percent (13%) and ten percent (10%) of the Company's revenues, respectively, during the period. Since the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results. The Company's typical project lasts from two to four weeks in the case of smaller projects and up to five months in the case of larger projects. Once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

        FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND MARGINS; SEASONALITY OF BUSINESS. The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost full time employees versus higher cost independent contractors. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. The
Company's revenues may be somewhat higher during certain quarters of the Company's fiscal year reflecting the trends of its clients preparing marketing campaigns for products launched in anticipation of fall trade shows and the holiday season. The Company's revenues for the first fiscal quarter tend to be somewhat lower because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

        MANAGEMENT OF GROWTH; RISKS ASSOCIATED WITH EXPANSION. The Company's business has grown rapidly in recent periods. The growth of the Company's business and expansion of its customer base have placed a significant strain on the Company's management and operations. In the last year, the Company has opened an office in Seattle, Washington; integrated several companies into one corporate organization; and has increased the size of each of its divisions in Los Angeles and New York. The Company's expansion has resulted, and is expected in the future to result, in substantial growth in the number of its employees and in increased responsibility for both existing and new management personnel and strain on the Company's existing operational, financial and management information systems. The Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group.

        In addition, the Company plans to expand its offerings of integrated marketing communication services and products. There can be no assurance that the Company will be successful in identifying new services or products that will be attractive to clients or that such services or products will ultimately generate revenues in excess of costs to implement them. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. In general, there can be no assurance that the Company will be able to manage its recent or any future expansions effectively, and any inability to do so would have a material adverse effect on the Company's business, financial condition and operating results. There also can be no assurance that the Company will be able to sustain the rates of growth that it has experienced in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        DEVELOPING MARKET FOR NEW MEDIA; NEW ENTRANTS; UNPROVEN ACCEPTANCE OF THE COMPANY'S NEW MEDIA SOLUTIONS. The Company's future growth is dependent to a significant extent upon its ability to increase the amount of revenue it derives from providing marketing and advertising solutions to its customers through new media, which the Company defines as media that delivers content to end users in digital form, including the World Wide Web, the Internet, proprietary online services, CD-ROMs and laptop PC presentations. The market for marketing and advertising through new media has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for communication and commerce through new media. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that commerce and communication through new media will continue to grow. The use of new media in marketing and advertising, particularly by those individuals and enterprises that have historically relied upon traditional means of marketing and advertising, generally requires the acceptance of a new way of conducting business and exchanging information. In particular, enterprises that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful.

        In connection with the Company's new media services, the Company is exploring new methods to derive revenue, so that a larger percentage of its revenues is recurring. These methods include long-term service contracts, ongoing content development contracts and technology consulting and maintenance services. There is no assurance that the Company will be able to negotiate such arrangements with clients.

        RISKS ASSOCIATED WITH ACQUISITIONS. As part of its business strategy, the Company expects to make acquisitions of companies that are in complementary and/or supplementary to the Company. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. In June 1997, the Company acquired certain assets for consideration consisting of 120,000 shares of Common Stock. The Company is also negotiating with other potential acquisition targets. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any potential acquisition will be consummated. The Company has also closed the operations of two (2) of the Subsidiaries. Therefore, there can be no assurance that the Company's prior acquisitions or any other potential acquisitions will not have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

        UNCERTAIN ADOPTION OF INTERNET AS A MEDIUM OF COMMERCE AND COMMUNICATIONS; DEPENDENCE ON THE INTERNET. The Company's ability to derive revenues from new media solutions will depend in part upon a robust industry and the infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products, such as high speed modems. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be and remain a viable commercial marketplace. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. There can be no assurance that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition could be materially adversely affected.

        PROJECT PROFIT EXPOSURES. The Company generates the substantial majority of its revenues through project fees on a fixed fee for service basis. The
Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. Although the majority of the Company's projects typically last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects it could have a material adverse effect on the Company's business, operating results and financial condition.

        CONFLICTS OF INTEREST. Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company has in the past and will in the future be unable to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing clients of the

Company. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to even indirect competitors of existing Company clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results.

        MARKET ACCEPTANCE OF THE COMPANY'S APPROACH; SERVICE DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE. The Company provides an integrated approach to meet the marketing communications needs of its clients. To compete successfully against specialized service providers, the Company believes that its products and services in each marketing communication discipline will need to be competitive with the services offered by the firms that specialize in each discipline. There can be no assurance that the Company will be successful in providing competitive solutions to clients in each of its integrated marketing communication services and products. Failure to do so could result in the loss of existing customers or the inability to attract and retain new customers, either of which developments could have a material adverse effect on the Company's business, financial condition and operating results.

        SUSCEPTIBILITY TO GENERAL ECONOMIC CONDITIONS. The Company's revenues and results of operations will be subject to fluctuations based upon the general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its clients and potential clients, will substantially and immediately reduce their advertising and marketing budgets. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

        The Companies executive and administrative offices are located in New York, New York. The Company also maintains offices in Los Angeles, California; Atlanta, Georgia; Edgewater, New Jersey; and Seattle, Washington.

        The New York facilities consist of approximately 20,000 square feet on two floors in midtown Manhattan (the "Manhattan Space"). The Manhattan Space is currently leased on a month-to-month basis for $145,000 per annum from October 1, 1996 to September 2001 and then for $155,000 per annum from October 1, 2001 to September 30, 2006.

        The California facility consists of approximately 14,000 square feet of space located in Los Angeles. Such space is currently leased by the Company for a term of ten (10) years. The initial rent for the first three years of the lease is approximately $27,524 per month. The rent for the following three years is approximately $30,276 per month and approximately $34,405 per month for the remaining term of the lease.

        The Company operates a facility in New Jersey, which is currently utilized to support the Company's accounting operations. Additionally, the

Company operates facilities in Boulder, Colorado; Atlanta, Georgia; and Seattle, Washington that are engaged in the Company Business sectors. These facilities range in space from 2,500 square feet to 9,000 square feet. Each of these facilities is leased, with monthly rents ranging from $750 to $10,000.

        The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space will be available to the Company on favorable terms should the Company require additional space to accommodate future operations or expansion. Further, in the event that any one of the foregoing leases was not renewed, the Company believes that it would be able to obtain suitable alternative space on terms comparable to those currently afforded to the Company.

        The Company owns no real estate and does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings required to be disclosed pursuant hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the stockholders of the Company for consideration during the fourth quarter of the fiscal year ended June 30, 1997.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        In November 1996, in connection with the Initial Public Offering, the Company applied for and was granted inclusion of its securities for quotation on the Nasdaq National Marketsm ("Nasdaq"). Consequently, the Common Stock commenced on quotation on Nasdaq on November 26, 1996 under the symbol "THNK."

        The following table sets forth, for the periods indicated, the reported high and low bid and asked price quotations for the Common Stock for the period from November 26, 1996 (when the Company's securities commenced quotation on Nasdaq) through June 30, 1997 (the end of the Company's most recent fiscal year). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             COMMON STOCK
                               ----------------------------------------
                                    BID ($)               ASKED ($)
     PERIOD OF QUOTATION        HIGH        LOW         HIGH        LOW
     -------------------        ----        ---         ----        ---

Fiscal 1997:
-------------

  Second Quarter
  (commencing November 26,
  1996)                         7.00       5.88         7.38       6.13

  Third Quarter                 6.00       3.75         6.25       4.13

  Fourth Quarter                4.50       2.50         5.88       2.88


        As of September 26, 1997, there were 47 holders of record of Common Stock based upon information furnished by Continental Stock Transfer and Trust Company, New York, New York, the transfer agent for the Company's securities. The Company believes, based upon security positions listings, that there are more than 300 beneficial owners of the Common Stock. The closing bid and asked prices of the Company's securities as reported on Nasdaq on September 26, 1997 were: $10.63 and $10.75 per share of Common Stock, respectively. As of September 26, 1997, there were 6,611,667 shares of Common Stock outstanding.

        The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

        Pursuant to the terms the Ketchum Agreement, the Company issued an aggregate of 120,000 shares of Common Stock to Ketchum, a wholly-owned subsidiary of Omnicom pursuant to Section 4(2) of the Securities Act of 1933. Further description of the transaction is provided under the sections entitled "Business" and "Certain Relationships and Related Transactions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 7 hereof. The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business--Factors Affecting Operating Results and Market Price of Stock" commencing on page 2.

OVERVIEW

        The Company was incorporated in the State of Delaware in January 1996 for the purpose of creating a corporate structure to facilitate the combination and integration of specialized businesses operating in the areas of advertising, marketing, Internet and intranet services and data management.

        On June 30, 1996, the Company completed the acquisition of all of the outstanding shares of common stock of the Subsidiaries in exchange for an aggregate of 723,167 shares of Common Stock. The Company's acquisition of On Ramp was accounted for using the purchase method of accounting. Each of the Company's other acquisitions was accounted for using the pooling of interests method. Accordingly, the results of operations for each of the Subsidiaries (other than On Ramp) have been included in the Company's Financial Statements since the earlier of July 1, 1993 or each of such Subsidiary's inception. The results of operations of On Ramp have been included in the Company's Financial Statements since July 1, 1996.

        Pursuant to the terms of the Ketchum Agreement, effective as of May 31, 1997, the Company acquired certain assets and operations of Fathom, a full service advertising agency, from Ketchum (a wholly-owned subsidiary of Omnicom) for an aggregate of 120,000 shares of Common Stock. The Company's acquisition of the assets and operations of Fathom was accounted for using the purchase method of accounting. Accordingly, the results of operations of Fathom have been included in the Company's Consolidated Financial Statements since June 1, 1997. Fathom's single largest client is Oracle, which accounts for virtually all of its revenue. Larry Kopald, the individual who was responsible for the Oracle account while at Fathom, joined the Company in connection with its acquisition of Fathom. See "Management" and "Executive Compensation."

        In June 1997, the Company made the decision to restructure its operations in Boulder, Colorado and Edgewater, New Jersey. These operations had been conducted through Internet One and NetCube, respectively. Internet One had become a production facility for high level technology client services, but with limited sales and marketing efforts. The Company determined it could effectively consolidate the client relationships of its Boulder office into its New York and Los Angeles facilities with minimal impact, and therefore, the facility was closed and all of the employees of Internet One were terminated. NetCube had developed proprietary data mining and analysis software for large data base and data warehousing applications. The Company determined that the marketing of "shrink-wrapped" software was not its core competency and would both confuse the Company's focus and involve too great an investment for the anticipated return. The Company has hired several key developers from NetCube for its New York interactive group, ceasing the ongoing marketing and helpdesk development at its New Jersey facility. This has resulted in the termination of the remaining employees of NetCube. The Company is currently discussing the sale of the remaining assets of NetCube, primarily the software code, with several different companies. Total estimated costs associated with the above in the amount of approximately $1,732,000 have been included in the Company's Consolidated Financial Statements for the fiscal year ended June 30, 1997. See the Consolidated Financial Statements of the Company.

        The Company generates revenue from both traditional marketing and Internet and interactive media services including Website development and hosting, corporate internal communications solutions, database marketing, corporate identity and product branding and packaging, advertising and media placement services, and interface solutions that provide high-speed access via the Internet to off-line databases. Historically, revenues from these services by the Company have been derived on a project-by-project basis, which tends to cause fluctuations in revenues between reporting periods. Substantial portions of those revenues have been fixed fees for services to be delivered. While the Company has recently entered into a number of contracts for ongoing maintenance, content updates, server hosting and software licensing and subscription services, which will create recurring revenue streams for the life of their respective contracts (typically twelve (12) months), it is anticipated that project revenue will continue to be a significant component of total revenues and therefore revenue may continue to fluctuate significantly from quarter to quarter.

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

        Part of the Company's overall business strategy is to continue to increase the percentage of revenue that is recurring and to continue to increase the number of services provided to a particular client. The Company is implementing this strategy by increasing its over-all marketing and cross-marketing efforts.

        Another part of the Company's business strategy is to grow through the acquisition and integration of synergistically compatible businesses. The
Company believes that there will be a consolidation among technology-based marketing solution providers and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In addition to its acquisition of the assets and operations of Fathom, the Company has undertaken discussions with several companies engaged in businesses that are complementary or supplementary to those of the Company. The Company's acquisition strategies include acquiring companies that will be integrated into Company's existing infrastructure, enabling the Company to acquire access to additional product or service offerings, experienced management that can contribute to building the business in a profitable manner, and potentially, provide international expansion (through the acquisition of companies outside of the United States).

YEARS ENDED JUNE 30, 1997 AND 1996

        REVENUES. The following table presents the Company's consolidated revenues, by reference to line of business, for the fiscal years ended June 30, 1997 and 1996. The individual and combined historical revenues of the Subsidiaries are not necessarily indicative of the future revenues that may be expected.

                                          YEAR ENDED JUNE 30,
                         ------------------------------------------------------
                                           ($ IN THOUSANDS)
                                    1997                          1996
                         -------------------------     ------------------------
                               $            %                $           %
Traditional Marketing      $ 7,685         44%
Marketing                                                  $7,084        72%
Interactive                                56%
Marketing                    9,752                          2,739        28%
                             ------                        ------        ---
Total                      $17,437        100%             $9,823       100%
                           ========       ====            =======       ====


        Revenues for the Traditional Marketing business, consisting primarily of advertising, strategic marketing and corporate and brand positioning, increased to $7,685,000 in fiscal 1997 from $7,084,000 in fiscal 1996 (9%). The increase in revenues in fiscal 1997 primarily resulted from the Company's acquisition of the assets and operations of Fathom.

        Revenues for the Interactive Marketing business, consisting primarily of Internet and intranet site development, systems and services, on-line system licensing and site hosting and maintenance, increased to $9,752,000 in fiscal 1997 from $2,739,000 in fiscal 1996 (256%). The increase in revenues in fiscal 1997 is primarily due to the acquisition of On Ramp on June 30, 1996 (which had revenues of $8,673,000 in fiscal 1997) and the result of increased demand for Internet access and infrastructure. This increase was partially offset by a decrease in revenues at NetCube and Internet One, as previously discussed.

        DIRECT SALARIES AND RELATED EXPENSES. Direct salaries and related expenses consist of wages, payroll taxes and employee benefits. Direct salaries and related expenses increased to $10,029,000 in fiscal 1997 from $3,629,000 in fiscal 1996 (176%). The increase in fiscal 1997 is primarily due to the acquisition of On Ramp (which caused an increase of $3,862,000) and the hiring of additional personnel necessary to build the infrastructure for future growth of the Company.

        OTHER DIRECT EXPENSES. Other direct expenses consist of contract labor, materials and facility expenses associated with providing services to clients. Other direct expenses increased to $4,692,000 in fiscal 1997 from $3,870,000 in fiscal 1996 (21%). The increase in fiscal 1997 is primarily due to incremental costs incurred by the Subsidiaries as a result of higher levels of operations.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist of marketing expenses and technology costs such as hardware and software purchases and leasing, as well as telecommunications costs for Internet access. Additionally, this category includes occupancy costs, insurance, consulting and professional fees, general office expenses and bad debt expense. Selling, general and administrative expenses increased to $6,842,000 in fiscal 1997 from $2,377,000 in fiscal 1996 (188%). The increase in fiscal 1997 is primarily due to the acquisition of On Ramp (which caused an increase of $2,918,000). The remainder is due to increased occupancy expenses and administrative salaries, particularly at the corporate level, as the Company continued to build its infrastructure to accommodate the Company's operational growth, as well as non-cash consulting fees in the amount of $369,000 for the value of Common Stock issued to a consultant and options issued to non-employee directors. See "Executive Compensation" and "Certain Relationships and Related Transactions."

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1,619,000 in fiscal 1997 from $209,000 in fiscal 1996. The increase in fiscal 1997 is primarily due to amortization of intangibles, primarily goodwill acquired in connection with the acquisition of On Ramp (which caused an increase of $1,325,000). The remaining increase in fiscal 1997 is primarily due to increased depreciation and amortization associated with higher capital expenditures. It was anticipated that depreciation and amortization expenses would increase significantly in fiscal 1997 and 1998 as a result of the amortization of goodwill and other intangible assets arising from the acquisition of On Ramp.

        RESTRUCTURING COSTS. The Company incurred restructuring costs in 1997 of $1,732,000 due to its decision in June 1997 to cease operations in Boulder, Colorado and Edgewater, New Jersey and to close the offices of its Internet One and NetCube respectively located there, as previously discussed.

        MERGER EXPENSES. Merger expenses consist of the nonrecurring costs incurred by the Company in completing the acquisitions of the Subsidiaries on June 30, 1996, including a finder's fee paid to an affiliate of the Company. See "Certain Relationships and Related Transactions."

        NET INTEREST INCOME. Interest income was $286,000 in fiscal 1997 due to income earned on investment of the proceeds of the Initial Public Offering on November 26, 1996. Interest expense decreased to $134,000 in fiscal 1997 from $373,000 in fiscal 1996 (64%). The decrease in fiscal 1997 was primarily due to savings resulting from the elimination of debt through the repayment and conversion of amounts outstanding under certain convertible promissory notes. See "Certain Relationships and Related Transactions."

        TAXES ON INCOME. The Company had income tax expense of $246,000 in fiscal 1997 and $141,000 in fiscal 1996. Income tax expense in fiscal 1997 is the result of the Company establishing a valuation allowance on deferred tax assets due to the uncertainty of their future realization and state tax liabilities. In fiscal 1996, certain of the Subsidiaries were not subject to taxation in fiscal 1996 (as such subsidiaries had elected Subchapter S corporation status under applicable provisions of the Internal Revenue Code of 1986, as amended, and certain state statutes) and the remaining Subsidiaries were subject to state income taxes based on their respective discreet operations. Therefore, an effective tax rate on a consolidated historical basis is not meaningful. The Company intends to file consolidated Federal tax returns beginning with the June 30, 1997 tax year.

        FOURTH QUARTER ADJUSTMENTS. In addition to the provisions made for restructuring charges of $1,732,000, the Company made adjustments in the fourth quarter of fiscal 1997 relating to excess costs on completed projects, which increased the net loss by approximately $1,700,000.

        NET LOSS. As a result of the above factors, the net loss per share increased to $(1.63) in fiscal 1997 from a pro forma net loss per share of $(.32) in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Since their respective formations, the Subsidiaries have financed their operations primarily through cash generated from operations, bank borrowings, shareholder contributions and private financings.

        During 1996, the Company entered into a series of transactions in order to fund the operations of the Subsidiaries and to prepare itself for the Initial Public Offering. The Company raised $270,000 in a private offering, pursuant to which the Company issued three convertible 10% promissory notes (the "10% Notes"). Proceeds of the private placement were used to cover costs related to the Company's acquisitions of the Subsidiaries and the Initial Public Offering. The Company raised an additional $1,800,000 in another private offering, pursuant to which the Company issued several 12% convertible promissory notes (the "12% Notes"). Proceeds received by the Company, after deducting placement fees and other expenses, totaled $1,582,500. Of the funds received from this private placement, $1,000,000 was loaned to On Ramp in order to complete a transaction in which On Ramp redeemed outstanding shares of its common stock. The remaining funds received from this private placement were used to provide working capital for On Ramp and Internet One.

        In August 1996, the Company received net proceeds of $4,948,000 through the issuance of 938,667 shares of Common Stock to Omnicom. Proceeds raised from the Omnicom Transaction were used by the Company to retire the nonconvertible portion of the outstanding principal and accrued interest under the 10% Notes and 12% Notes (aggregating $1,880,505), to repay certain other debt and outstanding obligations, to fund the operations of the Subsidiaries and to cover expenses and costs incurred in connection with the acquisitions of the Subsidiaries and the Initial Public Offering.

        In November 1996, the Company completed its Initial Public Offering, which has provided significant working capital to the Company and its Subsidiaries. The Company issued 2,150,000 shares of Common Stock and received net proceeds from the Initial Public Offering of $11,973,000.

        At June 30, 1997, the Company had cash and cash equivalents of approximately $3,451,000 and working capital of approximately $8,079,000, primarily as a result of effecting the following transactions during the year ended June 30, 1997: (i) the Omnicom Transaction and the receipt of net proceeds therefrom of $4,948,000; (ii) the conversion of $27,000 in principal amount under the 10% Notes and $162,000 in principal amount under the 12% Notes, respectively, into 216,667 and 216,660 shares of Common Stock; (iii) the repayment of the non-convertible portion of principal and interest under the 10% Notes and the 12% Notes, aggregating $1,880,550 from the proceeds of the Omnicom Transaction; (iv) the payment of a finder's fee in consideration for the termination of a certain finder's agreement using proceeds from the Omnicom transaction; (v) the renegotiation of the terms of a note payable to a related party, providing for liquidation of $288,000 of such debt using proceeds from the Omnicom Transaction and extending the maturity of the remaining balance of $516,000 until March 1998; and (vi) the Initial Public Offering.

        Net cash used in operating activities for fiscal 1997 of $7,849,000 resulted primarily from a net loss of $7,571,000 combined with an increase in accounts and unbilled receivables of $4,336,000 and $2,200,000, respectively, offset in part by non-cash charges for: (i) depreciation and amortization of $1,619,000 (including amortization of intangibles of $1,297,000), and (ii) restructuring costs of $1,732,000, combined with an increase in accounts payable and accrued expenses of $1,843,000. The increase in unbilled receivables is principally due to two Website development projects undertaken by On Ramp for which significant work has been performed in advance of the dates billings are permitted under the contracts. Accounts receivable increased primarily due to the increased volume of work performed by On Ramp and an increase in the aging of accounts receivable. Accounts receivable greater than sixty (60) days old increased from $494,000 at June 30, 1996 to $1,582,000 at June 30, 1997. The
increase in such receivables is primarily due to certain receivables arising from ongoing strategic marketing and branding assignments undertaken for certain significant long-standing customers which the Company believes are credit-worthy. Such amounts were either collected subsequent to June 30, 1997 or the Company believes them to be collectible. The Company believes that the provision for bad debts of approximately $614,000 recognized during the year ended June 30, 1997 is sufficient to adjust the carrying amount of its receivables at June 30, 1997 to an amount which approximates net realizable value. Accounts payable and accrued expenses increased principally due to the inclusion of On Ramp in fiscal 1997.

        Net cash used in investing activities for fiscal 1997 of $2,898,000 resulted primarily from capital expenditures of $1,487,000 and purchase of marketable securities of $1,322,000.

        Net cash provided by financing activities for fiscal 1997 of $14,198,000 resulted primarily from net cash proceeds from the Initial Public Offering and the Omnicom Transaction of $11,973,000 and $4,948,000, respectively, partially offset by repayments on promissory notes and related party payables of $1,881,000 and $500,000 respectively.

        The Company has entered into employment agreements ranging in term from one year to three years (exclusive of extensions) with several of its executive officers pursuant to which the Company is obligated to pay such individuals up to an aggregate of $1,095,000 per year. See "Executive Compensation."

        The Company anticipates significant changes in its operating cost structure once the remaining subsidiaries have been completely integrated, and administration and control of the Company's future operations have been centralized. The Company believes that its existing cash balances and the cash generated from continuing operations will be sufficient to fund its operations, the anticipated expenditures required for product development, its organizational infrastructure (including additional personnel and upgraded telecommunications and computer systems) and general corporate needs for the next twelve (12) months.

        There can be no assurance that the Company will not be required to seek additional sources of financing within the foreseeable future. The failure to raise the funds necessary to finance the Company's future cash requirements would adversely affect the Company's ability to pursue its operational strategies.

        In connection with the acquisition of On Ramp, the Company recorded goodwill and other intangible assets in the aggregate amount of $2,410,000, substantially all of which is being amortized using the straight-line method over a period of two years. As a result, the Company incurred during the year ended June 30, 1997, and will incur over the next fiscal year, a non-cash charge to operations of approximately $1,205,000 each year.

        In connection with the acquisition of the assets and operations of Fathom, the Company recorded goodwill in the amount of $442,500, which is being amortized using the straight-line method over a period of two (2) years. As a result, the Company incurred during the year ended June 30, 1997, a non-cash charge to operations of approximately $18,000 and will incur over the next two
(2) fiscal years, a non-cash charge to operations of approximately $18,000 per month.

        In connection with the Initial Public Offering, certain stockholders of the Company agreed to place their shares of Common Stock in an escrow to be released upon the Company's attainment of certain performance goals (the "Escrow Shares"). In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial noncash charge to earnings equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense may have a depressive effect on the market price of the Company's securities. Notwithstanding the foregoing discussion, there can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. Similar accounting treatment is expected to be applied with respect to the issuance in subsequent periods of the securities issuable under a certain consulting agreement between the Company and Jason H. Pollak. See "Certain Relationships and Related Transactions."

INFLATION

        While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the advertising, marketing, Internet and intranet and data management market that would have a material affect on the Company.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

        EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

        REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

        REPORTING SEGMENTS OF AN ENTERPRISE. In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS


                            THINK NEW IDEAS, INC. AND SUBSIDIARIES
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................      F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet......................................................      F-3

   Statements of Operations...........................................      F-4

   Statements of Shareholders' Equity ................................      F-5

   Statements of Cash Flows...........................................      F-6

   Notes to Consolidated Financial Statements.........................      F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of THINK New Ideas, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of THINK New Ideas, Inc. and subsidiaries as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THINK New Ideas, Inc. and subsidiaries as of June 30, 1997 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                                  BDO Seidman, LLP


New York, New York
September 19, 1997


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                                                                      June 30, 1997
                                                                                    -------------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                $3,451,347
   Marketable securities                                                                     1,321,722
   Accounts receivable, net of allowance for doubtful accounts of $614,137                   9,314,851
   Unbilled receivables                                                                      2,497,389
   Prepaid expenses and other current assets                                                   535,307
                                                                                    -------------------
         Total current assets                                                               17,120,616

Property and equipment, net (Note 3)                                                         2,285,620
Software development costs                                                                     131,253
Goodwill, net of accumulated amortization of $1,098,938 (Note 2)                             1,502,562
Other assets                                                                                   362,119
                                                                                    -------------------
         Total assets                                                                      $21,402,170
                                                                                    ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                    $4,848,932
   Accrued restructuring costs (Note 10)                                                     1,135,000
   Deferred revenue                                                                            953,556
   Income taxes payable (Note 5)                                                                40,571
   Due to related party (Note 2)                                                             1,906,512
   Current portion of obligations under capital leases (Note 6)                                156,867
                                                                                    -------------------
         Total current liabilities                                                           9,041,438
Obligations under capital leases (Note 6)                                                      264,372
Note payable to related party (Note 9)                                                         515,760
Other long-term liability (Note 6)                                                             206,250
                                                                                    -------------------
         Total liabilities                                                                  10,027,820
                                                                                    -------------------
Commitments and contingencies (Note 6) Shareholders' equity (Note 7):
   Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                          -
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     6,536,667 shares issued                                                                       654
   Additional paid-in capital                                                               19,050,174
   Accumulated deficit                                                                     (7,676,478)
                                                                                    -------------------
         Total shareholders' equity                                                         11,374,350
                                                                                    ===================
         Total liabilities and shareholders' equity                                        $21,402,170
                                                                                    ===================
          See accompanying notes to consolidated financial statements.


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year ended June 30,
                                                          --------------------------------------------
                                                                 1997                    1996
                                                          --------------------   ---------------------
Revenues                                                          $17,436,847              $9,822,983
Operating expenses:
   Direct salaries and related expenses                            10,029,004               3,628,643
   Other direct expenses                                            4,691,563               3,869,634
   Selling, general and administrative expenses                     6,842,308               2,377,053
   Depreciation and amortization                                    1,619,104                 208,813
   Restructuring costs (Note 10)                                    1,732,000                       -
   Merger expenses (Note 2)                                                 -                 676,198
                                                          --------------------   ---------------------
Operating loss                                                    (7,477,132)               (937,358)
Interest expense                                                    (134,489)               (372,736)
Interest income                                                       286,358                       -
Other, net                                                                  -                  36,232
                                                          --------------------   ---------------------
Loss before taxes on income                                       (7,325,263)             (1,273,862)
Taxes on income (Note 5)                                              245,900                 140,870
                                                          --------------------   ---------------------
Net loss                                                         $(7,571,163)            $(1,414,732)
                                                          ====================   =====================
Net loss per share                                                    $(1.63)
                                                          ====================
Pro forma amounts (unaudited):
   Historical loss before taxes on income                                                $(1,273,862)
   Compensation adjustment                                                                  (227,000)
   Merger expense adjustment                                                                  676,198
                                                                                 ---------------------
   Net loss                                                                                $(824,664)
                                                                                 =====================
   Net loss per share                                                                          $(.32)
                                                                                 =====================
Weighted average common and common equivalent shares
   outstanding                                                      4,638,337               2,506,681
                                                          ====================   =====================

          See accompanying notes to consolidated financial statements.


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Retained
                                          COMMON STOCK           Additional         earnings
                                                                   paid-in        (accumulated
                                    Shares                         capital          deficit)
                                    Amount
                                    -------------  ----------   --------------  -----------------

Balance at June 30, 1995                 491,595         $48          $83,837           $199,101
   Issuance of common stock for        2,171,506         217              439                  -
cash
   Acquisition of On Ramp (Note 2)       231,572          24        1,088,363                  -
   Conversion of shareholders'
     loans and interest                        -           -        1,450,142                  -
   Distributions to shareholders               -           -         (24,325)          (153,510)
   Capitalization of accumulated
     deficit of subsidiaries upon
     termination of S corporation              -           -      (1,263,826)          1,263,826
     elections
   Net loss for the year                       -           -                -        (1,414,732)
                                    -------------  ----------   --------------  -----------------

Balance at June 30, 1996               2,894,673         289        1,334,630          (105,315)
   Issuance of common stock in
     connection with private
     placement (Note 7(b))               938,667          94        4,947,968                  -
   Conversion of convertible debt
     (Note 7(c))                         433,327          44          189,452                  -
   Issuance of common stock
     pursuant to initial public
     offering (Note 7(d))              2,150,000         215       11,972,636                  -
   Issuance of common stock in
     connection with acquisition
     (Note 2)                            120,000          12          442,488                  -
   Issuance of stock options to
     non-employee directors
     (Note 8(b))                               -           -          163,000                  -
   Net loss for the year                       -           -                -        (7,571,163)
                                    -------------  ----------   --------------  -----------------

Balance at June 30, 1997               6,536,667        $654      $19,050,174       $(7,676,478)
                                    =============  ==========   ==============  =================

          See accompanying notes to consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                           Year ended June 30,
                                                                 ----------------- ---- -----------------
                                                                       1997                   1996
                                                                 -----------------      -----------------
Cash flows from operating activities:
   Net loss                                                          $(7,571,163)           $(1,414,732)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                        322,085                208,813
     Amortization of intangibles and deferred financing                 1,297,019                163,000
       costs
     Deferred income taxes                                                140,000              (364,000)
     Bad debt expense                                                     428,137                113,655
     Restructuring charges                                              1,732,000                      -
     Consulting fees                                                      369,250                      -
     Changes in assets and liabilities, excluding effects of acquisitions:
       Accounts receivable                                            (4,335,664)              (595,516)
       Unbilled receivables                                           (2,200,486)                494,912
       Due from shareholders                                                    -                 89,400
       Accounts payable and accrued expenses                            1,842,772                702,400
       Deferred revenue                                                   500,597              (272,882)
       Other assets and liabilities                                     (373,492)                146,328
                                                                 -----------------      -----------------

          Net cash used in operating activities                       (7,848,945)              (728,622)
                                                                 -----------------      -----------------

Cash flows from investing activities:
   Additions to software development costs                              (518,315)              (167,436)
   Purchases of property and equipment                                (1,487,435)              (171,900)
   Purchases of marketable securities                                 (1,321,722)                      -
   Advances to and acquisition of On Ramp, net of cash                          -            (1,691,739)
     acquired (Note 2)
                                                                 -----------------      -----------------

          Net cash used in investing activities                       (3,327,472)            (2,031,075)
                                                                 -----------------      -----------------

Cash flows from financing activities:
   Proceeds from issuance (repayment) of promissory notes             (1,880,505)              2,070,000
   Deferred financing costs                                                     -              (217,500)
   Increase in notes payable to related parties                                 -                827,326
   Deferred offering costs                                              (272,240)              (217,528)
   Borrowings (repayment) on operating lines of credit                   (70,000)                 70,000
   Proceeds from private placement                                      4,948,062                      -
   Issuance of common stock                                                     -                    656
   Proceeds from initial public offering                               11,972,851                      -
   Proceeds from (payments on) amounts due to related party             (500,000)                500,000
   Distributions to shareholders                                                -              (177,835)
                                                                 -----------------      -----------------

          Net cash provided by financing activities                    14,198,168              2,855,119
                                                                 -----------------      -----------------

Net increase in cash and cash equivalents                               3,021,751                 95,422

Cash and cash equivalents, beginning of year                              429,596                334,174
                                                                 -----------------      -----------------

Cash and cash equivalents, end of year                                 $3,451,347              $ 429,596
                                                                 =================      =================

Supplemental cash flow information: Cash paid during the year for:
     Income taxes                                                        $153,010               $139,967
     Interest                                                             180,949                  8,091

   Noncash investing and financing activities:
     Loans and accrued interest payable to shareholders
       converted to additional paid-in capital                                  -              1,450,142
     Issuance of common stock for acquisitions (Note 2)                   442,500              1,088,387
     Conversion of convertible promissory notes into
       common stock (Notes 4 and 7(c))                                    189,496                      -
     Purchases of equipment by capital leases (Notes 3                    421,439                      -
       and 6(a))

          See accompanying notes to consolidated financial statements.


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of THINK New Ideas, Inc. ("THINK" or the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company was incorporated in January 1996. On June 30, 1996, the Company acquired the companies discussed in Note 2 in business combinations. Certain of the business combinations were accounted for using the pooling of interests method. The consolidated financial statements give retroactive effect to those acquisitions. One business combination was accounted for using the purchase method, and the accounts of this business have been reflected in the consolidated financial statements from the date of acquisition.

      The Company provides marketing and communications services to clients seeking to market their products and services and convey messages and images to the public. The Company provides traditional services, such as advertising, graphic design and artwork, and "new media" services. New media services include developing Internet web sites and related analytical tools.

CASH AND CASH EQUIVALENTS

      For  purposes  of  the   consolidated   balance  sheets  and  consolidated
statements of cash flows, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES

      Marketable securities are stated at fair market value which approximates cost and classified as available for sale in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consist of investments in corporate commercial paper maturing through December 1997.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method and includes the amortization of capital lease assets. The estimated useful lives of property and equipment are as follows:

                                               Years
                                           ---------------

        Equipment                                  3 to 5
        Furniture and fixtures                     5 to 7

      Leasehold improvements are amortized over the term of the lease or the useful life, if shorter.

SOFTWARE DEVELOPMENT COSTS

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs incurred by the Company subsequent to establishing technological feasibility of the resulting product or enhancement and, until the product is available for general release to customers, are capitalized and carried at the lower of unamortized cost or net realizable value. Net realizable value is determined based on estimates of future revenues to be derived from sale of the software product reduced by costs of completing and disposing of that product. Amortization of the costs capitalized began in 1997 and is based on current and anticipated future revenues for each product or enhancement with an annual minimum equal to straight-line amortization over the remaining estimated economic life of the product or enhancement.

LONG-LIVED ASSETS

      Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through June 30, 1997.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

      Goodwill represents the excess of the cost over the fair value of the identifiable assets acquired in a business combination and is being amortized using the straight-line method over a period of two years unless future events or changes in circumstances indicate that an impairment has occurred. No impairment losses have been necessary through June 30, 1997.

REVENUE RECOGNITION

      Revenues from the design and development of Internet web sites and traditional marketing services are recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs. Unbilled receivables represent costs incurred and anticipated profits earned on projects in progress in excess of amounts billed, and are recorded as assets. Deferred revenue includes amounts billed in excess of costs incurred and estimated profits earned, and are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized for the excess.

      Payments received for subsequent maintenance of Internet web sites are deferred and recognized over the period during which the maintenance is supplied.

TAXES ON INCOME

      Certain of the Company's subsidiaries had elected S corporation status under applicable provisions of the Internal Revenue Code and certain state statutes and, accordingly, were not subject to income taxes. The S corporation status of these subsidiaries terminated on June 30, 1996 as a result of their acquisition by the Company.

      The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements or tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRO FORMA DATA (UNAUDITED)

      Concurrent with the business combinations consummated on June 30, 1996, the Company entered into employment agreements with certain of its officers (as discussed further in Note 6(c)). Pro forma adjustments for the year ended June 30, 1996 have been presented to exclude the costs of effecting the business combination transactions accounted for using the pooling-of-interests method and reflect these employment agreements as if they had been in effect throughout 1996.

      The pro forma data for 1996 do not reflect a benefit for income taxes because none would have been recognized if the business combinations accounted for using the pooling of interests method had occurred and the Company and all of its subsidiaries had been taxed as C corporations since July 1, 1993.

LOSS PER SHARE

      Loss per share is computed based on historical net loss for the year ended June 30, 1997 and pro forma net loss for the year ended June 30, 1996 using the weighted average number of shares of common stock and common stock equivalents outstanding (which excludes 825,000 shares held in escrow (see Note 7(d)) as adjusted for the effects of applying Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 83, using the treasury stock method. Pursuant to SAB No. 83, common stock issued by the Company at prices less than the initial public offering price during the twelve months preceding the initial filing of a registration statement, together with the number of shares of common stock subject to options and convertible debt issued during such period having exercise or conversion prices below the initial public offering price have been treated as outstanding for all periods presented. As a result, 4,638,337 and 2,506,681 shares were used in the calculations for the years ended June 30, 1997 and 1996, respectively. Similarly, historical and pro forma net loss used in the calculations were adjusted by approximately $10,000 and $19,000 for the years ended June 30, 1997 and 1996, respectively, to exclude the related amount of interest expense on convertible debt issued (see Note 4).

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE (CONTINUED)

      Supplemental pro forma loss per share was $(1.58) and $(.22) for the years ended June 30, 1997 and 1996, respectively, and was computed by dividing supplemental historical and pro forma net loss (each as adjusted as described in the preceding paragraph, further adjusted by approximately $95,000 and $224,000 for the years ended June 30, 1997 and 1996, respectively, the amount of interest expense on debt repaid with the proceeds of the August 1996 private placement (see Note 7(b)), by the weighted average number of shares that would have been treated as outstanding (4,713,660 and 2,617,878 for the years ended June 30, 1997 and 1996, respectively) had the portion of the proceeds from the shares sold in August 1996 to fund debt repayments been used to repay debt on the dates it was issued, rather than for the assumed purchase of treasury stock.

      Historical loss per share data for the year ended June 30, 1996 is not considered meaningful and, therefore, is not presented.

FAIR VALUES OF FINANCIAL INSTRUMENTS

      The carrying amounts reported in the consolidated balance sheet for cash equivalents, accounts and unbilled receivables, and accounts and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for the nonconvertible portions of the convertible promissory notes approximate fair value. The fair values of the convertible portions of the convertible promissory notes were estimated based on the estimated fair value of the common stock into which the notes were convertible. Based on the price per share for which the Company's common stock was sold in a private placement in August 1996 (see Note 4), the estimated aggregate fair value of the convertible portions of the convertible promissory notes approximated $2,037,000 at June 30, 1996.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

      Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts and unbilled receivables. Cash and cash equivalents and marketable securities consist of deposits and money market funds placed with various high credit quality financial institutions.

      The Company generates revenue principally from customers located in North America, many of which are large multi-national organizations. During 1997, two customers accounted for 10% and 13%, respectively, of total revenues. One of these customers accounted for 18% of total revenues in 1996. Concentrations of credit risk with respect to receivables are limited due to the geographically diverse customer base. The Company maintains an allowance for uncollectible receivables based upon expected collectibility of accounts receivable. At June 30, 1997, one customer accounted for approximately 10% of accounts and unbilled receivables, collectively.

STOCK-BASED COMPENSATION

      The Company accounts for its stock option awards under the intrinsic value based method of accounting, prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by SFAS No. 123, "Accounting for Stock-Based Compensation."

RECLASSIFICATIONS

      Certain amounts as previously reported have been reclassified to conform to current year classifications.

NEW ACCOUNTING PRONOUNCEMENTS

(A)   EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

(B)   REPORTING COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

(C)   REPORTING SEGMENTS OF AN ENTERPRISE

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

      SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

NOTE 2 - BUSINESS ACQUISITIONS

      On May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising Agency, Inc. ("Fathom"), a provider of traditional full service advertising services, from Ketchum Communications, Inc. ("Ketchum"), a wholly-owned subsidiary of Omnicom Group Inc. ("Omnicom"), a shareholder of the Company, in exchange for 120,000 shares of the Company's common stock. Fathom had revenues of approximately $1,800,000 for the year ended December 31, 1996, which were derived primarily from one customer. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Fathom have been reflected in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company is to return the excess of media accounts receivable purchased ($3,012,592) over accounts payable assumed ($1,106,080) to the seller in the amount of $1,906,512, as collected. The purchase price of $442,500, which equals the excess over the carrying values of the net assets acquired, is being amortized over two years.

      On June 30, 1996, the Company acquired all of the issued and outstanding shares of common stock of the following entities in exchange for 491,595 shares of the Company's common stock:


                                                                            Number of shares
Entity/Date Operations Commenced                                            issued to effect
                                                                              acquisition
------------------------------------------------------------------------   -------------------
The Mednick Group ("Mednick")/October 1982                                            208,084
Creative Resources Agency, Inc. ("Creative Resources")/November 1994                    3,970
The S.D. Goodman Group ("Goodman")/July 1993                                           49,623
Internet One, Inc. ("Internet One")/November 1993                                      34,736
NetCube, Inc. ("NetCube")/February 1978                                               195,182


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 2 - BUSINESS ACQUISITIONS (CONTINUED)

      Mednick, Creative Resources and Goodman provide a wide variety of marketing-related services. NetCube and Internet One are principally providers of new media services. The acquisition of each of these companies has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity. In connection with these acquisitions, approximately $676,000 of transaction costs and expenses were incurred and have been charged to expense during 1996.

      Separate results of operations for the combining entities for the year ended June 30, 1996 are as follows:

              Revenues:
                 Mednick                                      $6,150,950
                 Creative Resources                              371,298
                 Goodman                                         561,203
                 Internet One                                  1,338,246
                 NetCube                                       1,401,286
                 THINK                                                 -
                                                       ------------------

                 Combined                                     $9,822,983
                                                       ==================

              Net income (loss):
                 Mednick                                        $263,428
                 Creative Resources                               74,000
                 Goodman                                         133,010
                 Internet One                                      2,974
                 NetCube                                     (1,032,583)
                 THINK                                         (855,561)
                                                       ------------------

                 Combined                                   $(1,414,732)
                                                       ==================

      On June 30, 1996, the Company also acquired all of the outstanding shares of common stock of On Ramp, Inc. ("On Ramp"), a provider of new media services, in exchange for 231,572 shares of the Company's common stock. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the accounts of On Ramp have been reflected in the consolidated financial statements from the date of acquisition. The purchase price of $1,338,000 (which includes transaction costs of approximately $250,000) has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 2 - BUSINESS ACQUISITIONS (CONTINUED)



values at the date of acquisition. The excess of the purchase price over the carrying values of the net assets acquired was approximately $2,310,000 and has been allocated as follows:


        Goodwill                                                   $2,159,000
        Purchased software and other intangible assets                251,000
        Deferred income taxes                                       (100,000)
                                                          --------------------
                                                                   $2,310,000
                                                          ====================

      Prior to the acquisition, the Company had loaned $1,494,000 to On Ramp.

      The following table presents summarized consolidated unaudited pro forma results of operations for 1997 and 1996 as if the above purchase acquisitions had occurred at the beginning of each year. The table presents first the Company's historical 1997 and 1996 operating results, as adjusted for the effects of the Fathom acquisition in 1997 and both Fathom and On Ramp in 1996. Below those amounts are the pro forma 1996 operating results reflected in the consolidated statements of operations, as further adjusted to give effect to the On Ramp acquisition. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if the acquisition had been effected on those dates or of future results of operations of the consolidated entities.

                                                       June 30,
                                      ------------------------------------------
                                            1997                     1996
                                      ------------------      ------------------
       Revenues                             $19,342,847              $13,293,348
       Historical net loss                  (8,707,633)              (3,588,682)
       Loss per share                            (1.84)               --
       Pro forma net loss                                            (3,139,484)
       Pro forma net loss per share                                       (1.09)

      Transaction costs and expenses relating to the On Ramp acquisition referred to above include $500,000 in finder's fees to Benchmark Equity Group ("Benchmark"), a shareholder of the Company.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

       Equipment                                                    $3,065,576
       Furniture and fixtures                                          660,137
       Leasehold improvements                                        1,127,519
                                                          ---------------------
                                                                     4,853,232
       Less:  Accumulated depreciation and amortization              2,567,612
                                                          ---------------------
       Property and equipment, net                                  $2,285,620
                                                          =====================


      Included  in  equipment  is  $465,855  of   equipment   with   accumulated
amortization of $16,796 under capital leases.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

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

      In April 1996, the Company raised $1,582,500, net of placement fees of $217,500, through a private placement of 12% convertible promissory notes. The principal balance, together with accrued interest, was due upon the earlier of April 30, 1997 or the Company raising $3,000,000 through a debt or equity financing. The notes were secured by the pledge of all of the outstanding shares of common stock of On Ramp. At the option of the note holders, up to an aggregate of $162,495 in principal was convertible into 216,660 shares of the Company's common stock.

      As discussed more fully in Note 7(c), the convertible promissory notes were converted into common stock or repaid with proceeds obtained from the sale of the Company's common stock.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 5 - INCOME TAXES

      Taxes on income consist of the following:

                                         1997                  1996
                                    ---------------       ---------------
       Current:
          Federal                         $      -              $382,735
          State                            105,900               122,135
                                    ---------------       ---------------
                                           105,900               504,870
                                    ---------------       ---------------

       Deferred:
          Federal                          120,000             (311,000)
          State                             20,000              (53,000)
                                    ---------------       ---------------
                                           140,000             (364,000)
                                    ===============       ===============
       Taxes on income                    $245,900              $140,870
                                    ===============       ===============


      The difference between the Federal statutory tax rate and the effective tax rate resulted from the following:

                                                1997               1996
                                           ---------------    ---------------

Federal statutory tax rate                        (34.0)%            (34.0)%
Subsidiaries not subject to income taxes                -                5.7
Merger expenses and other permanent
   differences                                          -               28.3
State income taxes, net of Federal tax                1.4                6.3
benefit
Change in valuation allowance                        39.4                7.1
Other items, net                                    (3.4)              (2.3)
                                           ===============    ===============
Effective tax rate                                   3.4%              11.1%
                                           ===============    ===============

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 5 - INCOME TAXES (CONTINUED)

      Temporary   differences  which  gave  rise  to  the  deferred  tax  assets
(liabilities) consisted of the following at June 30, 1997:

       Current:
          Accounts receivable                                   $(95,250)
          Allowance for doubtful accounts                         253,655
          Accounts payable                                        176,250
          Other                                                    21,600
                                                     ---------------------

       Total current                                              356,255
                                                     ---------------------

       Noncurrent:
          Property and equipment                                   98,830
          Software development costs and other                   (17,000)
       intangibles
          Net operating loss carryforwards                      3,223,600
                                                     ---------------------

       Total noncurrent                                         3,305,430
                                                     ---------------------

       Deferred tax asset valuation allowance                 (3,366,685)
                                                     ---------------------

       Net deferred tax asset                                $          -
                                                     =====================


      Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the lack of significant history of profits, the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize these assets.

      At June 30, 1997, the Company had Federal net operating loss carryforwards of approximately $7,500,000. The net operating loss carryforwards will expire at various dates beginning 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

(A)   LEASES

      Future minimum payments, by year and in the aggregate, under operating and capital leases with initial or remaining terms of one year or more consisted of the following at June 30, 1997:


                                            Operating          Capital           Total
                                              leases           leases
                                          ---------------    ------------    ---------------
       1998                                     $635,100        $208,424           $843,524
       1999                                      631,080         208,424            839,504
       2000                                      625,282          16,800            642,082
       2001                                      658,704          16,800            675,504
       2002                                      673,716           8,392            682,108
       Thereafter                              3,306,960               -          3,306,960
                                          ===============    ------------    ===============
       Total minimum lease payments           $6,530,842         458,840         $6,989,682
                                          ===============                    ===============
       Amount representing interest                               37,601
                                                             ------------
       Present value of net minimum
          lease payments                                         421,239
       Less:  Current portion                                    156,867
                                                             ============
                                                                $264,372
                                                             ============



      Total rent expense under operating leases amounted to $654,268 and $572,248 for the years ended June 30, 1997 and 1996, respectively.

      At June 30, 1997, the Company has a commitment to a landlord of $400,000 for a standby letter of credit in connection with one of its operating leases. Such commitment expires on November 30, 1997, but is renewable on an annual basis at the landlord's option.

(B)   CONSULTING AGREEMENTS

      On June 30, 1997, the Company entered into a one year consulting agreement with an individual whereby the Company will issue up to an aggregate of 200,000 shares of common stock and options to acquire up to 150,000 shares of common stock. The agreement, which can be terminated with or without cause by the Company upon thirty days notice, provides for the issuance of 50,000 shares within 15 days of signing for services rendered prior to such issuance and the issuance of 12,500 shares of common stock and options to purchase 12,500 shares of common stock at the end of each month. The fair value of the shares and options will be charged to operations on the date of issuance and grant, respectively. At June 30, 1997, the Company has

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

(B)   CONSULTING AGREEMENTS (CONTINUED)

charged approximately $206,000 to operations and, accordingly, classified the liability for the issuance of 50,000 shares as noncurrent.

      In March 1996, the Company entered into a two year consulting agreement with Benchmark. Under the agreement, the Company is required to pay Benchmark $35,000 at signing and a monthly fee of $7,000. The Company paid $84,000 and $56,000 for the years ended June 30, 1997 and 1996, respectively, to Benchmark in connection with the agreement.

(C)   EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with certain of its officers. The agreements have terms from three to five years and include, among other things, noncompete agreements and salary and benefits continuation. On May 31, 1997, the Company entered into an employment agreement with the former president of Fathom (see Note 2). The agreement, which is for two years, provides for, among other things, salaries of $300,000 and $350,000, respectively, options, which vest evenly over four years and are subject to accelerated vesting during the first two years based on certain profitability milestones, to purchase 250,000 shares of the Company's common stock, at an exercise price of $3.69 per share (the market price on the date of grant), and bonuses based on certain profitability and other milestones. Future minimum salaries under the agreements as of June 30, 1997 are as follows:

       Year ended June 30,
       --------------------

              1998                                               $1,095,000
              1999                                                1,020,000
              2000                                                  475,000
              2001                                                  475,000

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 7 - SHAREHOLDERS' EQUITY

(A)   STOCK SPLITS

      In June 1996, the Company effected a 6.855-for-one stock split. In September 1996, the Company effected a .496-for-one reverse stock split. In November 1996, the Company effected a two-for-three reverse stock split. All applicable share and per share data have been retroactively restated to reflect the stock splits.

(B)   PRIVATE PLACEMENT

      In August 1996, the Company sold equity securities in a private placement. In November 1996, the agreement pursuant to which the securities were sold was amended. As a result, the Company issued an aggregate of 938,667 shares of its common stock in exchange for net proceeds (after transaction costs of approximately $50,000) of $4,948,000. Additionally, certain of the Company's shareholders gave the purchaser an additional 124,667 shares of the Company's common stock held by them for no consideration.

(C)   DEBT CONVERSIONS AND EXTINGUISHMENTS

      In August 1996, the holders of the convertible promissory notes discussed in Note 4 converted such notes, aggregating $189,496, into 433,327 shares of common stock. In addition, a portion of the proceeds of the private placement discussed above was used to extinguish the remaining $1,880,505 of such notes.

(D)   INITIAL PUBLIC OFFERING

      On November 26, 1996, the Company completed its initial public offering of 2,150,000 shares of its common stock at a price of $7.00 per share (the "Offering") which resulted in the Company receiving net proceeds of $11,972,851.

      In connection with the Offering, the Company issued the underwriters of the Offering warrants to purchase up to 215,000 shares of common stock. Such warrants are exercisable during the four-year period commencing one year after the Offering at an exercise price of $9.80 per share, subject to adjustment in certain events to protect against dilution, and are not transferable for a period of one year after the date of the Offering. In addition, the warrant agreement contains "cashless exercise" provisions, as defined.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 7 - SHAREHOLDERS' EQUITY (CONTINUED)

(D)   INITIAL PUBLIC OFFERING (CONTINUED)

      Also in connection with the Offering, the Company's founding shareholders, together with the shareholders who acquired shares in connection with the business acquisitions discussed in Note 2, contributed, on a pro rata basis, 825,000 shares of the Company's common stock held by them into an escrow account. The shares are to be released to the shareholders from the escrow account upon the Company achieving certain net income targets, as defined in the escrow agreement, or the closing price of the Company's common stock averages in excess of $20.00 per share for forty consecutive business days during the three-year period subsequent to the Offering. The value of the shares released, as determined by the market price of the shares on the date of the release, will be recognized as compensation expense in future periods.


NOTE 8 - EMPLOYEE RETIREMENT PLANS

(A)   401(K) PLANS

      Certain of THINK's subsidiaries sponsor defined contribution retirement plans (the "Plans") which cover all employees meeting minimum service requirements. The Plans qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. The subsidiaries' contributions to the plans are based on percentages of the employees' contributions. Employer contributions to the Plans during the years ended June 30, 1997 and 1996 were approximately $52,000 and $35,000, respectively.

(B)   STOCK COMPENSATION PLAN

      In July 1996, the Board of Directors adopted and the Company's shareholders approved the 1996 Stock Option Plan (the "1996 Plan") , which was subsequently amended and restated in November 1996. The 1996 Plan provided for the grant of options which qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to officers and employees of the Company and options which do not so qualify ("Non-Qualified Options") to officers, directors, employees and consultants of the

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 8 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

(B)   STOCK COMPENSATION PLAN (CONTINUED)

Company. A total of 966,667 shares of common stock was reserved for issuance under the 1996 Plan (subject to adjustment in the event of the Company's declaration of stock dividends, stock splits, reclassifications and the occurrence of other similar events). Options to purchase 966,667 shares of common stock at an exercise price per share of $7.50 (the estimated fair value of the shares on the date of grant) were granted to certain employees in November 1996. The options granted were to vest in increments of one-fourth at the end of each year over a four year period from the date of grant and expire after ten years.

      Pursuant to a resolution of the Board of Directors, the Company terminated the 1996 Plan and established the THINK New Ideas, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of options, which qualify as Incentive Options under Section 422 of the Code, to officers and employees of the Company and Non-Qualified Options to officers, directors, employees and consultants of the Company. The Board of Directors deemed it advisable and in the best interest of the Company and its shareholders to terminate the 1996 Plan and to establish the 1997 Plan. All of the persons entitled to participate in the 1996 Plan were given the opportunity to participate in the 1997 Plan and received options to purchase the same number of shares, with the same terms as the 1996 Plan options, of the common stock they were entitled to purchase under the 1996 Plan at a price per share equal to $4.05 (the market price on the date of grant). Under the 1997 Plan, the Company may grant options to purchase up to 2,000,000 shares of common stock. As of June 30, 1997, there were outstanding options exercisable to purchase up to 1,137,796 shares of common stock.

      During the fiscal year ended June 30, 1997, the Board of Directors granted options to purchase 20,000 shares at an exercise price ranging from $3.69 to $4.46 (based on the closing bid price of the Common Stock) of common stock to each of seven directors, of which four are non-employee directors and, accordingly, the Company has recognized $163,000 of expense, which equals the fair value of the options granted based on a Black-Scholes model, upon granting the options. Such options become exercisable over a period of four years.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

NOTE 8 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

(B)   STOCK COMPENSATION PLAN (CONTINUED)

      Pro forma  information  regarding  net  income and  earnings  per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997; risk-free interest rates of 5.53% to 6.51%; volatility factor of the expected market price of the Company's common stock of 35%; and a weighted average expected life of the option of 10 years.

      Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                 Year ended
                                               June 30, 1997
                                            ---------------------
       Net loss:
          As reported                               $(7,571,163)
          Pro forma                                  (8,129,163)

       Net loss per common share:
          As reported                                    $(1.63)
          Pro forma                                       (1.75)


      A summary of the status of the Company's fixed stock option plans as of and for the year ended June 30, 1997 is presented below:

                                                      June 30, 1997
                                        ----------------------------------------
                                                              Weighted average
                                              Shares           exercise price
                                        -------------------- -------------------
   Outstanding at beginning of year                       -                $   -
   Granted                                        2,104,463                 5.59
   Exercised                                              -                    -
   Forfeited/cancelled                            (966,667)                 7.50
                                        --------------------
   Outstanding at end of year                     1,137,796                 3.97
                                        ====================
   Options exercisable at year-end                        -
                                        ====================
   Weighted average fair value of                                           1.69
      options granted during the year

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 8 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

(B)   STOCK COMPENSATION PLAN (CONTINUED)

      The following table summarizes information about stock options outstanding at June 30, 1997.


                                 Options outstanding                 Options exercisable
                      ------------------------------------------   -------------------------
                                      Weighted
                      Number          average        Weighted                    Weighted
Exercise price        outstanding    remaining       average       Number        average
                                    contractual      exercise      exercisable   exercise
                                        life           price                       price
-------------------   -----------   -------------    -----------   ----------    -----------
             $3.69       250,000     9.9 years            $3.69            -          $3.69
              4.05       887,796        9.6                4.05            -           4.05
                      -----------                                  ----------
                       1,137,796        9.7                3.96            -           3.96
                      ===========                                  ==========



NOTE 9 - RELATED PARTY TRANSACTIONS

      At June 30, 1997, the Company owed $515,760 to the father of the former shareholder of NetCube. Upon completion of the Offering (see Note 7(d)), the Company repaid approximately $288,000 of an outstanding unsecured promissory note bearing interest at 10%. On October 1, 1996, the Company amended the terms of the promissory note whereby the note is convertible, at the payee's option through March 31, 1998, into shares of the Company's common stock at $7.00 per share (the initial public offering price), is unsecured and bears interest at 8%. Interest expense incurred by the Company related to the promissory note totaled approximately $58,000 and $58,000 for the years ended June 30, 1997 and 1996, respectively.


NOTE 10 - RESTRUCTURING COSTS

      In June 1997, the Company implemented a plan for NetCube and Internet One which was designed to close the operations of these subsidiaries and dispose of related assets due to continued decline in the entities' performance. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 10 - RESTRUCTURING COSTS (CONTINUED)

      The pretax costs of approximately $1,732,000 which were incurred as a part of this plan represent employee termination and severance costs, the write-down of capitalized software costs and other related costs that were incurred as a direct result of the plan. As of June 30, 1997 no amounts were paid under this arrangement. The components of the restructuring costs are as follows:

      Write-down of capitalized software costs                        $597,000
      Severance benefits and employee termination                      681,000
         costs
      Disposal of fixed assets and other assets                        369,000
      Other                                                             85,000
                                                         ======================
                                                                    $1,732,000
                                                         ======================


      Aggregate revenues and operating losses for NetCube and Internet One for 1997 and 1996 were as follows:

                                               1997                   1996
                                      --------------------   -------------------
       Revenues                                $1,253,000             $2,740,000
       Operating loss                         (1,746,000)            (1,073,000)


NOTE 11 - FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

      In addition to the provisions made for the restructuring charges of $1,732,000, the Company made adjustments in the fourth quarter of Fiscal 1997 relating to excess costs on completed jobs, which increased the net loss by approximately $1,700,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


               There were no changes in or disagreements with the Company's independent accountants with respect to accounting and financial disclosures during the fiscal year ended June 30, 1997.


                                           PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


        The names and ages of all directors and executive officers of the Company are as follows:

        NAME          AGE                   POSITION WITH THE COMPANY
        ----          ---                   -------------------------

Scott Mednick          41        Chief Executive Officer and Chairman of the
                                 Board
Ronald Bloom           45        President, Chief Operating Officer and
                                 Director
Melvin Epstein         50        Chief Financial Officer and Secretary
Adam Curry             33        Chief Technology Officer and Director
Larry Kopald           43        Chief Creative Officer and Director
James Grannan          34        Executive Vice President
Susan Goodman          42        Executive Vice President
James Carlisle         50        Executive Vice President
Richard Char           38        Director
Marc Canter            40        Director
Barry Wagner           57        Director



MANAGEMENT BIOGRAPHIES

SCOTT MEDNICK has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in January 1996. Mr. Mednick founded The Mednick Group a Subsidiary primarily engaged in the provision of strategic marketing and corporate and brand positioning, in 1985. Mr. Mednick is an officer and director of The Mednick Group. Mr. Mednick holds a B.F.A. Degree from the Rhode Island School of Design and a M.A. from the University of Santa Monica.

RONALD BLOOM has been a Director and the President and Chief Operating Officer of the Company since June 1996. From 1995 to 1996, Mr. Bloom was Chief Operating Officer and General Manager of On Ramp, a Subsidiary primarily engaged in the provision of Internet and intranet systems and services and presently serves as its Vice President and Secretary. Prior to joining On Ramp, Mr. Bloom founded and served as the President of Ron Bloom Productions, a production company and consulting firm founded by Mr. Bloom from 1989 to 1994.

MELVIN EPSTEIN has been the Chief Financial Officer of the Company since November 1996. From 1994 to August 1996, Mr. Epstein was Managing Director of TN Services, a unit of True North Communications, an advertising agency. Prior to joining TN Services, Mr. Epstein was the Chief Financial Officer of Backer Spielvogel Bates, a subsidiary of Saatchi & Saatchi, P.L.C., from 1987 to 1994. Mr. Epstein holds a B.S. in Accounting from Queens College.

ADAM CURRY has been a Director and the Chief Technical Officer of the Company since June 1996. Mr. Curry founded and has been Chairman of the Board of Directors of On Ramp since 1994 and its President since March 1996. From 1987 to 1992, Mr. Curry served as an On-Air Personality for MTV Networks in New York.

JAMES GRANNAN has been Executive Vice President of the Company since June 1996. Mr. Grannan founded Creative Resources, a Subsidiary primarily engaged in the provision of strategic marketing and corporate and brand positioning services, in 1994. Mr. Grannan was Creative Manager for the Coca-Cola Company from 1992 to 1994 and Promotional Packaging and Design Manager for the Coca- Cola Company from 1988 to 1992. Mr. Grannan holds a B.A. Degree in Advertising Design from the Atlanta College of Art.

SUSAN GOODMAN has been Executive Vice President of the Company since June 1996. Ms. Goodman founded the Goodman Group, a Subsidiary primarily engaged in the provision of strategic marketing and corporate and brand positioning services, in 1993. Previously she was Director of Client Services at Chiat Day Direct Marketing from February 1992 through July 1992. Ms. Goodman serves on the Operating Committee of the Direct Marketing Association's Business to Business Council. Ms. Goodman has a B.A. in history from Tufts University and received her M.B.A. in Marketing, Finance and Strategic Planning from Northwestern University's Kellogg School of Management.

JAMES CARLISLE has been Executive Vice President of the Company since June 1996. Dr. Carlisle founded NetCube Corporation, a Subsidiary primarily engaged in the provision of database and information management and utilization services, in 1978. Dr. Carlisle received his Ph.D. and M.Phil. from Yale University's School of Organization and Management and a B.S. in Engineering with Honors from Princeton University.

BARRY WAGNER has been a Director of the Company since September 1996. Mr. Wagner has been an employee of Omnicom since 1974, and currently serves as Secretary and General Counsel of Omnicom. Mr. Wagner also serves as Secretary and Chief Legal Officer of BBDO Worldwide Inc. and is Senior Vice President and Chief
Legal Officer of BBDO New York, both of which are part of Omnicom. Prior to joining Omnicom, Mr. Wagner was an attorney with the National Broadcasting Company and the Federal Reserve Bank of New York. Mr. Wagner is a graduate of Hamilton College and Harvard Law School.

RICHARD CHAR has been a director of the Company since August 1997. Mr Char is the managing director and head of Technology Investment Banking at Cowen & Company. Prior to joining Cowen & Company, Mr. Char was an attorney for Wilson Sonsini Goodrich & Rosati for thirteen years. Mr. Char holds a B.A. from harvard university and an M.B.A. from Stanford University.

MARC CANTER has been a director of the Company since August 1997. Mr. Canter has been the Chairman of Canter Technology since founding the company in 1992. Prior to forming Canter Technology, Mr. Canter was the founder and chairman of MacroMind, which merged into MacroMedia, until he retired in 1991. Mr. Canter holds a B.F.A. from Oberlin Conservatory of Music.

LARRY KOPALD, a director has been the Chief Creative Officer of the Company and the President of the Company's Los Angeles office since May 1997 and a Director of the Company since September 1997. Prior to joining the Company, Mr. Kopald was the Executive Creative Officer of Fathom, a division of Ketchum Communications, Inc. from 1995 to 1997. Prior to joining Fathom, Mr. Kopald was the Executive Creative Director/Executive Vice President of Foote, Coyne & Belding from 1987 to 1994. In 1994, Mr. Kopald founded The Kopald Group, a consulting firm specializing in strategic and creative issues. Mr. Kopald holds a B.S. in Pre-Med. from Drake and a Masters degree in Journalism form Northwestern University.

ANGEL MARTINEZ, formerly a director of the Company, resigned from his position on the Board of Directors in February 1997.

MICHAEL RIBERO, formerly a director of the Company, resigned from his position on the Board of Directors in August 1997.

FRANK DELAPE, formerly a director of the Company, resigned from his position on the Board of Directors in September 1997.

        All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.

        The Board of Directors met in excess of five (5) times during the fiscal year ended June 30, 1997. Two former directors attended fewer than seventy-five percent (75%) of the total number of meetings held by the Board of Directors.

        There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has established an Audit Committee, an Executive Committee and a Compensation Committee, as more fully described below.

        AUDIT COMMITTEE. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Prior to his resignation, Mr. Ribero served on the Audit Committee. Currently, Messrs. Char and Wagner serve as members of the Audit Committee. The Audit Committee held no meetings during the fiscal year ended June 30, 1997.

        EXECUTIVE COMMITTEE. The Company's executive committee (the "Executive Committee") has the rights, privileges, duties and responsibilities to exercise the full power and authority of the Board of Directors in the management of the business of the Company, to the extent not assigned to other committees of the Board of Directors and to the extent permitted by Delaware law, the Articles of Incorporation and the Bylaws of the Company. Currently, Messrs. Mednick, Bloom and Wagner serve as members of the Executive Committee. The Executive Committee was formed in June 1997 and held one meeting during the fiscal year ended June 30, 1997. The Company has no nominating committee, but the Executive Committee currently serves the function that a nominating committee would be created to serve.

        COMPENSATION COMMITTEE. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive employees of the Company. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's 1997 Stock Option Plan. Prior to their resignations, Messrs. Ribero and Martinez served on the Compensation Committee. Currently, Messrs. Char and Canter serve as members of the Compensation Committee. The Compensation Committee held one meeting during the fiscal year ended June 30, 1997.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file.

        Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, it is the Company's belief that, other than as set forth below, any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, by the officers, directors and securityholders required to file the same but some were filed late as set forth below.

        Based on the Company's knowledge, Messrs. Mednick, Bloom, Curry, Epstein, Wagner, DeLape, Ribero and Martinez were required to file Forms 5. Each of Messrs. Mednick, Bloom, Curry, Epstein, DeLape and Wagner were required to file a Form 5 for the fiscal year ended June 30, 1997, and filed such form late. Messrs. Ribero and Martinez did not file Forms 5. Each such person received during the fiscal year ended June 30, 1997, an option to acquire 20,000 shares of Common Stock, which transaction would have been the subject of such Form 5.

ITEM 10.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth the aggregate cash compensation awarded to, earned by or paid for services rendered to the Company during the last two fiscal years by each person serving as the Company's Chief Executive Officer and the five most highly compensated executive offices serving at June 30, 1997 whose compensation was in excess of $100,000 (the "Named Executive Officers").


                          ANNUAL COMPENSATION                     AWARDS          PAYOUTS
                  ------------------------------------      -------------------   -------
                                                                     SECURITIES
                                                           RESTRICTED UNDERLYING
    NAME AND                                OTHER ANNUAL    STOCK     OPTIONS/     LTIP       ALL OTHER
    PRINCIPAL     YEAR  SALARY($) BONUS($)  COMPENSATION($) AWARDS($)  SARS(#)   PAYOUTS($) COMPENSATION($)
    POSITION      ----  --------- --------  --------------- --------- ---------- ---------- ---------------

Scott A. Mednick1 1997  225,000    28,782        --           --      20,0002      --        9,60010
Chairman and CEO  1996  225,000    11,376      20,000         --        --         --        9,60010

Ronald E. Bloom3  1997  125,000   69,6964        --           --      20,0002      --        9,60010
President         1996  106,250    58,234        --           --        --         --        9,60010

Adam C. Curry5    1997  125,000   81,4804        --           --      20,0002      --        9,60010
Chief Technology  1996  125,000    2,684         --           --        --         --        9,60010
Officer

Melvin Epstein6   1997  156,923      --          --           --     133,3332      --          --
Chief Financial   1996     --        --          --           --        --         --          --
Officer

Susan Goodman7    1997  195,000    46,825        --           --      36,6672      --          --
Executive Vice    1996  138,000      --          --           --        --         --       130,0008
President

Larry Kopald9     1997  300,000      --          --           --     250,0002      --        9,60010
President, The    1996     --        --          --           --        --         --          --
Mednick Group


--------------------------

1 Mr. Mednick commenced his employment with the Company in March 1996 and was appointed Chairman and Chief Executive Officer in March 1996.

2 Represents shares of Common Stock issuable upon exercise of options granted to the noted officer pursuant to the 1997 Stock Option Plan at an exercise price of $4.05 per share (representing the fair market value of the Common Stock at the time of grant as determined in accordance with the provisions of such plan).
3 Mr. Bloom commenced his employment with the Company in June 1996 and was appointed President in July 1996.
4 Represents a bonus as determined by the Compensation Committee of the Board of Directors.

5 Mr. Curry commenced his employment with the Company in June 1996 and was appointed Chief Technology Officer in June 1996.

6       Mr. Epstein commenced his employment with the Company in August 1996.

7       Ms. Goodman commenced her employment with the Company in June 1996.

8 Represents distributions to the noted executive as the former sole stockholder of the S.D. Goodman Group, lnc., a Subsidiary and previously a Subchapter S corporation.

9 Mr. Kopald commenced his employment with the Company effective as of May 31, 1997; consequently, prior to the end of fiscal 1997, Mr. Kopald received approximately $25,000 of the salary noted above.

10      Represents car allowances provided to the noted individuals.

STOCK OPTION PLANS

        In July 1996, the Board of Directors adopted and the Company's stockholders approved the 1996 Stock Option Plan (the "1996 Plan"), which was subsequently amended and restated in November 1996. The 1996 Plan provided for the grant of options which qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amend (the "Code"), to officer and employees of the Company and options which do not so qualify ("Non-Qualified Options") to officers, directors, employees and consultants of the Company (including Subsidiaries). A total of 966,667 shares of Common Stock was reserved for issuance under the 1996 Plan (subject to adjustment in the event of the Company's declaration of stock dividends, stock splits, reclassifications and the occurrence of other similar events). Options to purchase 966,667 shares of Common Stock at an exercise price per share of $7.50 were granted by the Company in November 1996. The Options granted were to vest in increments of one-fourth at the end of each year over a four year period from the date of grant.

        Pursuant to a resolution of the Board of Directors, the Company terminated the 1996 Plan and established the THINK New Ideas, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the grant of options which quality as Incentive Options under Section 422 of the Code, to officers and employees of the Company (and the Subsidiaries) and Non-Qualified Options to officers, directors, employees and consultants of the Company (and the Subsidiaries). The Board of Directors deemed it advisable and in the best interests of the Company and its shareholders to terminate the 1996 Plan and to establish the 1997 Plan and has, by resolution, directed that adoption of the 1997 Plan be presented to the shareholders of the Company for approval and ratification at the Annual Meeting (currently scheduled to take place on December 11, 1997). All of the persons entitled to participate in the 1996 Plan were given the opportunity to participate in the 1997 Plan and received options to purchase the same number of shares of Common Stock they were entitled to purchase under the 1996 Plan at an price per share equal to $4.05, the market price as established pursuant to the 1997 Plan on the date of grant. Under the 1997 Plan, the Company may grant options to purchase up to 1,250,000 shares of Common Stock. In July 1997, the Executive Committee authorized an amendment to the 1997 Plan to increase the number of shares reserved for issuance from

1,250,000 shares of common stock to 2,000,000 shares of common stock. As of June 30, 1997, there were options to purchase 1,137,796 shares of Common Stock outstanding under the 1997 Plan.

        An aggregate of 68 persons are eligible to participate in the 1997 Plan. Such persons include 4 executive officers and/or directors who are also employees of the Company and 64 other employees of the Company who are eligible to receive Incentive Options under the 1997 Plan, all of which persons (in addition to 4 non-employee directors) are eligible to receive Non-Qualified Options under the 1997 Plan.

        In addition to the foregoing, during the fiscal year ended June 30, 1997, the Board of Directors granted options to purchase 20,000 shares of Common Stock to each of Scott A. Mednick, Ronald Bloom, Adam Curry, Frank DeLape, Barry Wagner, Michael Ribero and Angel Martinez. Consultants engaged by the Company from time to time are also expected to be eligible to receive Non-Qualified Options under the 1997 Plan.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                   NUMBER OF SECURITIES       PERCENT OF TOTAL      1EXERCISE
                        UNDERLYING         OPTIONS/SARS GRANTED TO   OR BASE
    NAME         OPTIONS/SARS GRANTED (#) EMPLOYEES IN FISCAL YEAR PRICE ($/SH)    EXPIRATION DATE
---------------  ------------------------ ------------------------ ------------    ---------------
Scott Mednick            20,000                      1.76              4.05             2002
Ronald Bloom             20,000                      1.76              4.46             2002
Adam Curry               20,000                      1.76              4.05             2002
Melvin Epstein          133,333                     11.72              4.05             2002
Susan Goodman            36,667                      3.22              4.05             2002
Larry Kopald            250,000                     21.97              3.69             2002


--------------------------
1 Based upon the closing bid price of the Company's Common Stock on the day prior to the grant date as quoted by the Nasdaq National Market Systemsm.

AGGREGATE   OPTION/SAR  EXERCISES  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR-END
OPTION/SAR VALUES

        There were no options exercised during fiscal 1997 by the Named Executive Officers. The following table sets forth certain information with respect to unexercised options held by such persons at the end of fiscal 1997.


                                                 NUMBER OF SECURITIES
                      SHARES                    UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN THE
                     ACQUIRED       VALUE       OPTIONS/SARS AT FY-END    MONEY OPTIONS/SARS AT FY-END
                        ON                               (#)                          ($)1
NAME               EXERCISE(#)  REALIZED($)  EXERCISABLE UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----               -----------  -----------  ----------- --------------  -----------    -------------
Scott Mednick          None         None         None         20,000          None           $1,600
Ronald Bloom           None         None         None         20,000          None           $1,600
Adam Curry             None         None         None         20,000          None           $1,600
Melvin Epstein         None         None         None        133,333          None          $10,667
Susan Goodman          None         None         None         36,667          None           $2,933
Larry Kopald           None         None         None        250,000          None          $20,000


--------------------------
1 The calculations of the value of unexercised options are based on the difference between the closing bid price quoted by the Nasdaq National Market System of the Common Stock on June 30, 1997, and the exercise price of each option, multiplied by the number of shares covered by the option.

EMPLOYMENT AGREEMENTS

        In June 1996, the Company entered into an employment agreement with each of Scott Mednick, Ronald Bloom, Adam Curry and James Carlisle, each of which provides for an initial term of three years, subject to automatic extension for a period of two years in the absence of notice to the contrary at the option of the Company. Mr. Mednick's employment agreement provides that he is entitled to receive an annual salary of $225,000. Pursuant to the terms of their respective employment agreements, as amended, each of Messrs. Bloom, Curry and Carlisle receives an annual salary of $125,000. Each of Messrs. Mednick, Bloom, Curry and Carlisle are entitled to receive bonuses as determined by the Board of Directors. The Compensation Committee has granted bonuses to each of Messrs. Mednick, Bloom and Curry in the aggregate amounts, respectively, of $28,782; $69,696 and $81,480.

        The Company also entered into an employment agreement with James Grannan which provided for a term of one year, subject to renewal for a period of one year at the discretion of the Company. On July 31, 1997, Mr. Grannan's employment agreement was renewed for a period of one year. Pursuant to the terms of such agreement, Mr. Grannan receives an annual salary of $125,000 and bonuses as determined by the Board of Directors. In connection with the recent renewal, Mr. Grannan was granted a $15,000 bonus.

        The Company is also a party to an employment agreement with Susan Goodman, entered into in June 1996, which provides for an initial term of three years. Pursuant to the terms of the employment agreement, Ms. Goodman is entitled to receive an annual salary of $195,000 and bonuses thereafter as determined by the Board of Directors. In addition, Ms. Goodman has received bonuses pursuant to the terms of her employment agreement with the Company.

        The Company also entered into an employment letter with Mel Epstein, which provides for a term of one year, subject to renewal for periods of one year at the discretion of the Company. Pursuant to the terms of such agreement, Mr. Epstein receives an annual salary of $180,000.

        In April 1997, the Company and David Hieb, formerly the owner of Internet One, entered into an agreement pursuant to which Mr. Hieb's employment with the Company was terminated in exchange for the payment to Mr. Hieb of $40,000 and acceleration of the vesting of options previously granted to him under the 1997 Plan to acquire 10,470 shares of Common Stock.

        In May 1997, in connection with the Company's acquisition of certain assets of Ketchum, the Company reached an agreement with Larry Kopald, pursuant to which Mr. Kopald is entitled to receive an annual salary of $300,000 the first year of his employment and $350,000 the second year of his employment. In addition, Mr. Kopald is entitled to receive bonuses of up to $150,000 in the first year of his employment and up to $100,000 in the second year of his employment based upon Oracle entering into advertising services agreements. Mr. Kopald is also entitled to receive bonuses of up to ten percent (10%) of profits on billings on the Oracle account in excess of $16 million dollars in the first year of his employment agreement and up to ten percent (10%) of profits on billings on the Oracle account in excess of $20 million dollars in the second year of his employment, and options exercisable to purchase up to 250,000 shares of Common Stock in equal increments over a period of four years at an exercise price of $3.69 per share, the market price of the Common Stock at the date of grant.

        The Company's employment agreements provide for termination by the Company upon death or disability of the individual and may be terminated with or without cause (as defined therein). Such agreements also provide for severance payments upon termination without cause based upon a multiple of the monthly salaries provided for therein (for up to twelve months following the number of months otherwise remaining under such agreements). In addition, all of the foregoing employment agreements contain non-competition and confidentiality provisions that extend beyond the respective terms of such agreements for periods of up to one year.

CONSULTING AND OTHER ARRANGEMENTS

        In March 1996, the Company entered into consulting agreements with Benchmark Equity Group, Inc. ("Benchmark") pursuant to which the Company paid Benchmark $500,000 in finders fees and pays $7,000 per month in consulting fees. As of the date hereof, only one of such agreements (the $7,000 per month agreement) remains in effect and is scheduled to expire in March 1998. Frank DeLape, a stockholder and former director of the Company, is a principal and director of Benchmark.

        In June 1997, the Company entered into a consulting agreement with Jason
H. Pollak, pursuant to which Mr. Pollak agreed to render to the Company for a period of one year certain consulting services, including, among other things, providing merger and acquisition and investor and public relations services. In exchange therefor, the Company issued, in July 1997, 50,000 shares of Common Stock and agreed to issue an aggregate of 150,000 shares of Common Stock and options to acquire up to 150,000 additional shares of Common Stock. The securities subject to the consulting agreement are issuable in equal monthly installments and the option exercise prices are based upon the closing bid price of the Common Stock in each month that the corresponding options are issued.

REMUNERATION OF DIRECTORS

        Employee directors of the Company receive no compensation for acting as directors or attending meetings of the Board of Directors. Non-employee directors receive $1,000 per year for each year such director serves on the Board of Directors and $2,500 per meeting attended. In addition, all directors are eligible to receive options under the 1997 Plan. All directors are entitled to reimbursement of reasonable expenses related to attending meetings of the directors.  In  addition,  each  director  received  an  option to  purchase  an
aggregate  of  20,000  shares  of  Common  Stock.   See  the  charts  set  forth
hereinabove.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth as of the date hereof, certain information with respect to stock ownership of: (i) all persons known by the Company to be beneficial owners of five percent or more of outstanding Common Stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group (7 persons). Unless otherwise indicated, the beneficial owners have sole voting and investment power over the shares of Common Stock listed below.


                                           NUMBER OF SHARES              % OF OUTSTANDING
NAME AND ADDRESS                            OF COMMON STOCK              SHARES OF COMMON
OF BENEFICIAL OWNER1                      BENEFICIALLY OWNED         STOCK BENEFICIALLY OWNED
--------------------                      ------------------         ------------------------
Frank M. DeLape                                  898,898(2)                   13.6%
16406 Brook Forest Drive
Houston, Texas 77059

Benchmark Equity Group, Inc.                     682,231(3)                   10.3%
700 Gemini
Houston, Texas 77058

Ronald Bloom                                     895,933(4)                   13.6%
45 West 36th Street
New York, New York 10018

Scott A. Mednick                                 650,467(4)                    9.8%
8000 Sunset Boulevard, Penthouse
East
Los Angeles, California 90046

Adam Curry                                       198,225(4)                    3.0%
30 Glen Road
Verona, New Jersey 07044

Melvin Epstein                                   133,333(4)                    2.0%
45 West 36th Street
New York. New York 10018

James Carlisle                                   261,849(4)                    4.0%
45 Allison Road
Alpine, New Jersey 07620







Susan Goodman                                     86,290(4)                    1.3%
45 West 36th Street
New York. New York 10018

Omnicom Group Inc.                             1,183,333(5)                   17.9%
437 Madison Avenue
New York, New York 10022

Barry Wagner                                       20,000                         *
437 Madison Avenue, 9th Floor
New York, New York 10022

All Directors and Executive                    2,246,097(4)                   34.0%
Officers as a Group (7 persons)

-------------------
*       Denotes less than one percent.
1 Unless otherwise noted, all of such shares of Common Stock listed above are owned of record by each individual named as beneficial owner and each such individual has solo voting and dispositive power with respect to the shares of Common Stock owned. The percentage of ownership is determined by assuming that any options or convertible securities held by the noted securityholder which are exercisable within 60 days from the date hereof have been exercised or converted, as the case may be.
2 Includes 682,231 shares and 180,000 shares of Common Stock beneficially owned by Benchmark Equity Group, Inc. and Trident II, L.L.C., respectively. Also includes options to acquire 20,000 shares of Common Stock granted to Frank DeLape as a director of the Company prior to his resignation. Mr. DeLape is an officer, director and principal stockholder of Benchmark Equity Group, Inc., a principal stockholder of the Company, and is an officer, director and principal of Oak Tree Capital, Inc., which is the manager and a member of Trident II, L.L.C. Mr. DeLape may be deemed to be beneficial owner of all such shares. Excludes 97,461 shares held by Christopher Efird, a principal of Benchmark Equity Group, Inc., and a former director of the Company.
3 Excludes 180,000 shares of Common Stock owned by Trident II, L.L.C., 16,667 shares of Common Stock owned by Frank DeLape and 20,000 shares of Common Stock issuable upon exercise of options granted to Mr. DeLape.
4 Includes shares of Common Stock issuable upon exercise of options granted to the noted securityholder.
5 Includes 120,000 shares issued to Omnicom in connection with the Company's acquisition of the assets and operations of Fathom from Ketchum, the wholly-owned subsidiary of Omnicom.

        There are no agreements or other arrangements or understandings known to the Company concerning the voting of the Common Stock or otherwise concerning control of the Company which are not disclosed herein. There are no pre-emptive rights applicable to the Company's securities.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        In January 1996, Scott Mednick, Ronald Bloom, Benchmark and Christopher Efird, as the founding stockholders of the Company, acquired an aggregate of 2,171,506 shares of Common Stock in exchange for payment of an aggregate of $656 therefor.

        In connection with the Company's acquisition of The Mednick Group in June 1996, the Company issued to Scott Mednick, as the sole stockholder of The Mednick Group, an aggregate of 208,084 shares of Common Stock. Mr. Mednick is a founding stockholder, an officer and a director of the Company.

        In March 1996, the Company obtained a loan in the aggregate principal amount of $270,000 from three separate lenders, including Trident II, L.L.C. and Frank M. DeLape. In exchange for extension of the loan, the Company issued the10% Notes, including one in the principal amount of $225,000 to Trident II, L.L.C. and one in the principal amount of $20,000 to Mr. DeLape. Mr. DeLape, a founder of the Company and a former director, is an officer, director and principal of Benchmark and of Oak Tree Capital, Inc., which is the manager and a member of Trident II, L.L.C. In August 1996, an aggregate of $27,000 in principal amount of the foregoing 10% Notes was converted by the holders thereof into an aggregate of 216,667 shares of Common Stock. In July 1996, Trident II, L.L.C. loaned the Company an additional $75,000 evidenced by a separate non-convertible promissory note. Principal and interest outstanding under the 10% Notes and the $75,000 non-convertible promissory note were repaid out of the proceeds of the Omnicom Transaction in August 1996, as more fully described elsewhere herein.

        Also in March 1996, the Company entered into consulting agreements with Benchmark pursuant to which the Company paid Benchmark $500,000 in finders fees and pays $7,000 per month in consulting fees. As of the date hereof, only one of such agreements (the $7,000 per month agreement) remains in effect and is scheduled to expire in March 1998. Frank DeLape, a stockholder and former director of the Company, is a principal and director of Benchmark.

        In April 1996, upon release of an escrow account established to facilitate the following loan transaction, the Company loaned an aggregate of $1,000,000 to On Ramp in connection with the redemption by On Ramp of 100 shares of its common stock (which shares of common stock represented 66% of the issued and outstanding capital stock of On Ramp). Such redemption was the result of an agreement previously reached among the former stockholders of On Ramp arising out of fundamental differences among such individuals relating to the operation and business strategy of On Ramp. In addition, pursuant to the terms of a certain loan agreement between the Company and On Ramp, the Company agreed to make available to On Ramp an additional $600,000, of which $494,000 has been borrowed by On Ramp as of the date hereof. Such loans are evidenced by promissory notes executed on behalf of On Ramp in favor of the Company in the principal amounts of $1,000,000 and $600,000, respectively (the "On Ramp

Notes"). Amounts outstanding under the On Ramp Notes accrue interest at the rate of 12% per annum. Payment of principal and interest on the On Ramp Notes was due on August 16, 1996, subject to a six-month cure period. Repayment of amounts outstanding under the On Ramp Notes were secured by the pledge in favor of the Company of 26 shares of common stock of On Ramp by Adam Curry (who, as a result of the foregoing redemption, became the sole stockholder of On Ramp). Subsequently, in connection with the Company's acquisition of On Ramp, the Company acquired all of the issued and outstanding capital stock of On Ramp, including the shares of common stock subject to the On Ramp Pledge Agreement.

        In May 1996, pursuant to the terms of a certain loan agreement between the Company and Internet One, the Company agreed to make available to Internet One up to $70,000, of which $50,000 has been borrowed by Internet One as of the date hereof. Such loan is evidenced by a promissory note executed by Internet One in favor of the Company in the principal amount of $70,000 (the "Internet One Note"). Amounts outstanding under the Internet One Note accrue interest at the rate of 12% per annum. Payment of principal and interest on the Internet One
Note is due on September 30, 1996. Repayment of amounts outstanding under the Internet One Note was secured by the pledge in favor of the Company (the "Internet One Pledge Agreement") of 132,000 shares of common stock of Internet One (which shares of common stock represent 33% of the issued and outstanding capital stock of Internet One) by David R. Hieb. Subsequently, in connection with the Company's acquisition of Internet One, the Company acquired all of the outstanding shares of capital stock of Internet One, including the shares of common stock subject to the Internet One Pledge Agreement.

        Historically, Dr. Carlisle and his father, Dan Carlisle, extended credit to NetCube. In connection with the Company's acquisition of NetCube in June 1996, Dr. Carlisle agreed to forgive an aggregate of approximately $1,220,000 in debt owed to him by NetCube. In addition, the Company agreed to issue three promissory notes providing for repayment of amounts owed to each of Dr. Carlisle and Dan Carlisle. Each of such promissory notes accrued interest at the rate of 8% per annum and was convertible into shares of Common Stock prior to expiration thereof at the rate of $7.50 per share. The principal amount of the promissory note issued to Dr. Carlisle was $132,000 and the principal amounts of the two promissory notes issued to Dan Carlisle were $288,000 and $515,760, respectively. The $132,000 promissory note issued to Dr. Carlisle and the $288,000 promissory note issued to Dan Carlisle were repaid prior to the Initial Public Offering. The $515,760 convertible promissory note issued to Dan Carlisle is payable on March 31, 1998 (or earlier, upon the Company's receipt of $3,000,000 from a private offering of securities, the sale of 50% of the assets of the Company or another public offering).

        Pursuant to the terms of the Omnicom Agreement: (a) Omnicom purchased 938,667 shares of Common Stock from the Company in exchange for net proceeds of $4,948,000; (b) the Company appointed Barry Wagner to represent Omnicom on the Board of Directors; (c) Omnicom agreed not to increase its ownership interest in the Company absent the approval of the Board of Directors; and (d) Omnicom granted the Company a right of first refusal to purchase the shares of Common Stock owned by Omnicom.

        In November 1996, four principal stockholders of the Company transferred an aggregate of 124,667 shares of Common Stock to Omnicom for no cash consideration. In connection therewith, Omnicom consented to a stock split by the Company and related amendments to the Omnicom Agreement and the Company agreed to decrease the number of shares available under the 1996 Plan.

        The Company entered into the Omnicom Transaction to establish a strategic relationship which management of the Company believes could provide access to a substantial additional client base, although there can be no assurance that such result will occur. Since June 1996, Omnicom and the Company have engaged in the joint marketing of their services to several Omnicom clients. There can be no assurance that such joint marketing will continue, nor can there be any assurance with respect to the effect of such marketing on the Company's operations.

        In May 1997, the Company entered into the Ketchum Agreement, pursuant to which the Company acquired certain assets and operations of Fathom from Ketchum, a wholly-owned subsidiary of Omnicom, in exchange for the issuance of 120,000 shares of Common Stock.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBITS.

        EXHIBIT
        NUMBER TITLE OF EXHIBIT

        2.1* Asset Purchase and Forbearance Agreement, dated May 31, 1997, by and between THINK New Ideas, Inc. and Ketchum Communications, Inc.

        3.1 Articles of Incorporation of THINK NEW IDEAS, Inc., (Delaware) (Registrant) filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.2 Agreement and Plan of Merger by and among THINK NEW IDEAS, Inc., On Ramp, Inc. and Adam Curry filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.3 Agreement and Plan of Merger by and among THINK NEW IDEAS, Inc., NetCube Corporation and James Carlisle, Ph.D. filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.4 Agreement and Plan of Merger by and among THINK NEW IDEAS, Inc., Creative Resources, Inc. and James Grannan filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.5 Agreement and Plan of Merger by and among THINK NEW IDEAS, Inc., The S.D. Goodman Group, Inc. and Susan Goodman filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.6 Agreement and Plan of Merger by and among THINK NEW IDEAS, Inc., Internet One, Inc. and David and Dana Hieb filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.7 Agreement and Plan of Merger by and among THINK NEW IDEAS, Inc., Scott Mednick & Associates, Inc. and Scott Mednick filed with the Securities and Exchange Commission on
                      September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        3.8 Bylaws of THINK New Ideas, Inc. filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        4.1 Specimen Common Stock Certificate filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        4.2           Form of Warrant Agreement among the Company,  Commonwealth
                      Associates  and  Continental   Stock  Transfer  and  Trust

                      Company filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        4.3 THINK New Ideas, Inc. 1996 Stock Option Plan, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

        4.4*          THINK New Ideas, Inc. 1997 Stock Option Plan.

        10.1 Employment Agreement between THINK New Ideas, Inc. and Scott Mednick, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

        10.2 Employment Agreement between THINK New Ideas, Inc. and Ron Bloom, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

        10.3 Employment Agreement between THINK New Ideas, Inc. and Adam Curry, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

        10.4 Employment Agreement between THINK New Ideas, Inc. and Susan Goodman, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

        10.5 Employment Agreement between THINK New Ideas, Inc. and James Carlisle, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

        10.6 Employment Agreement between THINK New Ideas, Inc. and James Grannan, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

        10.7          Employment Agreement between THINK New Ideas, Inc. and Mel
                      Epstein.

        10.8*         Employment  Letter between THINK New Ideas, Inc. and Larry
                      Kopald.

        10.9 Consulting Agreement, dated June 30, 1997, between THINK New Ideas, Inc. and Jason H. Pollak, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on July 17, 1997 (File No.333-31511) and incorporated herein by reference.

        10.10*        Letter Amendment to Employment Agreement of James Grannan.

        10.11*        Termination  Agreement  between THINK New Ideas,  Inc. and
                      David Hieb.

        11*           Statement regarding earnings per share.

        12.1 Quarterly Report on Form 10-QSB for quarter ended December 31, 1997 filed with the Securities and Exchange Commission on February 15, 1997 and incorporated herein by reference.

        12.2 Quarterly Report on Form 10-QSB for quarter ended March 31, 1997 filed with the Securities and Exchange Commission on April 15, 1997 and incorporated herein by reference.

        23.1*         Consent of BDO Seidman, LLP

        27*           Financial Data Schedule.

* Denotes documents filed herewith. Other documents are incorporated herein by reference as noted above.


(B)     REPORTS ON FORM 8-K.

        There were no Current Reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              THINK NEW IDEAS, INC.


Dated:  October 1, 1997      By:  /S/ SCOTT A. MEDNICK
                                  ---------------------------------------------
                                  Scott A. Mednick, Chairman and
                                        Chief Executive Officer


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Scott A. Mednick       Chief Executive Officer, Chairman    October 1, 1997
------------------------   of the Board and Director
Scott A. Mednick


/s/ Ronald Bloom           President and Director               October 1, 1997
------------------------
Ronald Bloom

                           Chief Technology Officer and         October __, 1997
------------------------
Adam Curry                 Director

                           Chief Financial Officer              October __, 1997
------------------------
Melvin Epstein

/s/ Barry Wagner           Director                             October 1, 1997
------------------------
Barry Wagner

                           Director                             October __, 1997
------------------------
Richard Char

/s/ Marc Canter            Director                             October 1, 1997
------------------------
Marc Canter

/s/ Larry Kopald           Director                             October 1, 1997
------------------------
Larry Kopald