Form 10KSB/A
period 1997-06-30
THINK NEW IDEAS INC
filed 1997-10-03
CIK 1014462

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


/s/ Scott A. Mednick       Chief Executive Officer, Chairman    October 1, 1997
------------------------   of the Board and Director
Scott A. Mednick


/s/ Ronald Bloom           President and Director               October 1, 1997
------------------------
Ronald Bloom

                           Chief Technology Officer and         October __, 1997
------------------------
Adam Curry                 Director

/s/ Melvin Epstein         Chief Financial Officer              October 1, 1997
------------------------
Melvin Epstein

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