Form 10QSB
period 1997-09-30
THINK NEW IDEAS INC
filed 1997-11-14
CIK 1014462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-QSB
                                  (Mark one)
  (X)             Quarterly  Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934.

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                   ---------------------------------------
     ( ) Transition Report under Section 13 or 15(d) of the Exchange Act.

               For the transition period from ______________ to
                    --------------------------------------

                      Commission File Number: 000-21775
                    --------------------------------------
                            THINK NEW IDEAS, INC.
      (Exact name of small business issuer as specified in its charter)
                    --------------------------------------

                             Delaware 95-4578104
               (State or other jurisdiction of (I.R.S. Employer
                incorporation or organization) Identification
                                   Number)
                    --------------------------------------

          45 West 36th Street, 12th Floor, New York, New York 10018
                   (Address of principal executive offices)

                                (212) 629-6800
                         (Issuer's telephone number)
                    --------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 13, 1997
-----                                           --------------------------------
Common Stock, par value $.0001                          6,941,471
 per share shares

Transitional Small Business Disclosure Format (check one)  Yes / /   No /X/

                            THINK NEW IDEAS, INC.

                                 FORM 10-QSB

                                    INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION................................................1
  Item 1.  Consolidated Financial Statements..................................1
     Condensed Consolidated Balance Sheet as of September 30, 1997............1
     Condensed Consolidated Statements of Operations for the three month periods ended September 30, 1997 and 1996..........................2
     Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996.................................3
     Notes to Condensed Consolidated Financial Statements.....................4
  Item 2.  Management's Discussion and Analysis or Plan of Operation..........7
PART II - OTHER INFORMATION..................................................15
  Item 1.  Legal Proceedings.................................................15
  Item 2.  Changes in Securities.............................................15
  Item 3.  Defaults Upon Senior Securities...................................15
  Item 4.  Submission of Matters to a Vote of Security Holders...............15
  Item 5.  Other Information and Subsequent Events...........................15
  Item 6.  Exhibits and Reports on Form 8-K..................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,
                                                                       1997
                                                               -----------------
ASSETS
Current assets:
   Cash and cash                                                 $   5,585,966
equivalents
   Marketable securities                                               250,283
   Accounts receivable, net of allowance for doubtful
      accounts of $614,137                                          15,729,275
   Unbilled receivables                                              4,442,434
   Prepaid expenses and other assets                                 2,074,557
                                                               -----------------
      Total current assets                                          28,082,515

Property, plant and equipment, net                                   2,461,074
Software development costs                                              97,500
Goodwill, net of accumulated amortization of $1,553,813              1,199,187
Other assets                                                           353,972
                                                               =================
      Total assets                                               $  32,194,248
                                                               =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                         $   5,117,266
   Accrued restructuring costs                                         501,746
   Deferred revenue                                                 11,889,139
   Income taxes payable                                                 40,571
   Due to related party                                              1,906,512
   Current portion of obligations under capital leases                 156,867
                                                               -----------------
      Total current liabilities                                     19,612,101

   Obligations under capital leases                                    233,826
   Note payable to related party                                       515,760
   Other long-term liability                                                --
                                                               -----------------
      Total liabilities                                             20,361,687
                                                               -----------------
Commitments and contingencies Shareholders' equity:
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; none issued and outstanding                                --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized; 6,611,667 shares issued and outstanding                   662
   Additional paid in capital                                       19,447,542
   Accumulated deficit                                              (7,615,643)
                                                               -----------------
      Total shareholders' equity                                    11,832,561
                                                               =================
      Total liabilities and shareholders' equity                 $   32,194,248
                                                               =================

        See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                              -------------------------------
                                                    1997            1996
                                              ---------------   --------------

Revenues                                          $ 6,956,480    $ 4,238,968

Operating expenses:
   Direct salaries and related expenses             3,440,264      1,770,617
   Other direct expenses                            1,565,687      1,172,999
   Selling, general and administrative expenses     1,456,322        993,495
   Depreciation and amortization                      427,595        415,241
                                                  -----------    -----------

Operating profit/(loss)                                66,612       (113,384)

Interest income/(expense) and other net                (1,197)       (61,097)
                                                  -----------    -----------
Profit/(loss) before provision for taxes               65,415       (174,481)
Provision for income taxes                              4,580         26,774
                                                  ===========    ===========
Net (loss) income                                 $    60,835    $  (201,255)
                                                  ===========    ===========

Net income (loss) per share - primary             $      0.01    $     (0.06)
Weighted average shares outstanding                 6,151,789      3,035,575

Net income per share - fully diluted              $      0.01           --
Weighted average shares outstanding                 7,257,489           --


        See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                 -------------------------------
                                                      1997             1996
                                                 ---------------  --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                $    60,835      $   (201,255)
Adjustments to reconcile net income (loss) to
   net cash provided by
   (used in) operating activities:
   Depreciation  and amortization                     84,364            62,918
   Amortization of intangibles and deferred
          financing costs                            343,231           351,723
   Deferred income taxes                                  --           (12,000)
   Bad debt expense                                       --            41,664
   Consulting fees                                    38,000                --
   Changes in assets and liabilities:
      Accounts receivable                         (6,414,424)         (447,084)
      Unbilled receivables                        (1,945,045)         (895,647)
      Accounts payable and accrued expenses         (407,932)          (89,374)
      Deferred revenue                            10,935,583          (168,000)
      Other assets and liabilities                (1,273,438)         (333,087)
                                                 ---------------  --------------
Net cash provided by (used in) operating
     activities                                    1,421,174        (1,690,142)
                                                 ---------------  --------------

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to software development costs                   --           (94,057)
Purchases of marketable securities                (3,262,464)               --
Sales of marketable securities                     4,221,140                --
Purchases of property and equipment                 (214,685)         (156,108)
                                                 ---------------  --------------
Net cash provided by (used in) investing             743,991          (250,165)
activities
                                                 ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                             --        (1,880,505)
Deferred offering costs                                   --          (289,276)
Distributions to shareholders                             --           (80,000)
Proceeds from private placement                           --         4,948,062
Repayments on operating lines of credit                   --           (70,000)
Principal payments on long-term capital leases       (30,546)               --
                                                 ---------------  --------------
Net cash (used in) provided by financing
     activities                                      (30,546)        2,628,281
                                                 ---------------  --------------
Net increase in cash and cash equivalents          2,134,619           687,974
Cash and cash equivalents, beginning of period     3,451,347           429,596
                                                 ===============  ==============
Cash and cash equivalents, end of period         $  5,585,966     $  1,117,570
                                                 ===============  ==============

Supplemental Cash Flow Information:
  Cash paid during the period
   Income taxes                                  $     9,880      $     90,000
   Interest                                            4,917           116,891

Noncash investing and financing activities:
   Conversion of convertible promissory notes             --           189,495
   into Common Stock
   Issuance of Common Stock to settle long-term      206,250                --
   liability

        See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Financial Statements

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at September 30, 1997 and the results of operations for the three month periods ending September 30, 1997 and 1996. The results of operations for the three month period ended September 30, 1997 may not be indicative of the results that may be expected for the fiscal year ending June 30, 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended June 30, 1997.

      Certain amounts for the three months ended September 30, 1996 have been reclassified to conform to the presentation of the three months ended September 30, 1997.

Note 2 - Business Acquisitions

     On May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising Agency, Inc. ("Fathom"), a provider of traditional full service advertising services, from Ketchum Communications, Inc. ("Ketchum"), a wholly-owned subsidiary of Omnicom Group Inc. ("Omnicom"), a principal shareholder of the Company, in exchange for 120,000 shares of the Company's common stock (the "Common Stock"). Fathom had revenues of approximately $1,800,000 for the year ended December 31, 1996, which were derived primarily from one customer. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Fathom have been reflected in the consolidated financial statements of the Company from the date of acquisition. In connection with the acquisition, the Company is to return the excess of media accounts receivable purchased ($3,012,592) over accounts payable assumed ($1,106,080) to Ketchum in the amount of $1,906,512, as collected. The purchase price of $442,500, which equals the excess over the carrying values of the net assets acquired, is being amortized by the Company over two years.

Note 3 - Private Placement

      In August 1996, the Company issued shares of Common Stock to Omnicom in a private placement. As a result, the Company issued an aggregate of 938,667 shares of Common Stock in exchange for net proceeds (after transaction costs of approximately $50,000) of $4,948,000. Additionally, certain of the Company's principal shareholders gave Omnicom an additional 124,667 shares of Common Stock owned by them for no additional consideration.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Note 4 - Convertible Promissory Note Conversions and Extinguishments

      In March 1996, the Company borrowed $270,000 pursuant to the terms of three separate 10% convertible promissory notes. Two of the notes, having original principal balances of $225,000 and $20,000, were payable to Benchmark Equity Group, Inc. (`Benchmark"), which is controlled by Frank DeLape, a former director and a principal shareholder of the Company and to Mr. DeLape individually. Amounts outstanding under each of the promissory notes were payable upon the earlier of September 30, 1996 or a debt or equity financing resulting in proceeds to the Company of $2,000,000 or more. Such notes were repaid and an aggregate of $27,000 in principal thereof was converted into 216,667 shares of Common Stock in August, 1996.

      In April 1996, the Company raised $1,583,000, net of placement fees of $218,000, through a private placement of 12% convertible promissory notes. The principal balance, together with accrued interest, was due upon the earlier of April 30, 1997 or a debt or equity financing resulting in proceeds to the Company of $3,000,000 or more. Such notes were repaid and an aggregate of $162,000 in principal thereof was converted into 216,660 shares of the Common Stock in August, 1996.

      In August 1997, the Company conducted the private  placement  described in
Note 3 above, a portion of the proceeds of which was used to extinguish the unconverted principal and interest of $1,881,000 under the convertible promissory notes.

Note 5 - Restructuring Costs

     In June 1997, the Company implemented a plan for two of its subsidiaries, NetCube Corporation ("NetCube") and Internet One, Inc. ("Internet One") to close the operations of these subsidiaries and dispose of related assets due to continued decline in such entities' performance. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

     The pretax costs of approximately $1,732,000 which were incurred as a part of this plan represent employee termination and severance costs, the write-down of capitalized software costs and other related costs that were incurred as a direct result of the plan. As of September 30, 1997, approximately $634,000 was paid under this arrangement. The components of the restructuring costs are as follows:

     Write-down of capitalized software costs            $597,000
     Severance benefits and employee termination costs    681,000
     Disposal of fixed assets and other assets            369,000
     Other                                                 85,000
                                               ===================
                                                       $1,732,000
                                               ===================

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Note 5 - Restructuring Costs (Continued)

    Aggregate revenues and operating losses for NetCube and Internet One for fiscal 1997 and 1996 were as follows:

                                              1997               1996
                                        -----------------  -----------------
      Revenues                             $1,253,000         $2,740,000
      Operating loss                       (1,746,000)        (1,073,000)


Note 6 - Consulting Agreement

      On June 30, 1997, the Company entered into a one year consulting agreement with an individual whereby the Company agreed to issue up to an aggregate of 200,000 shares of Common Stock and options to acquire up to 150,000 shares of Common Stock. The agreement, which may be terminated by the Company at any time upon delivery of thirty (30) days notice, provides for the issuance of 50,000 shares within 15 days of signing for services rendered prior to such issuance and the issuance of 12,500 shares of Common Stock and options to purchase 12,500 shares of Common Stock at the end of each month of the agreement. The fair value of the shares of Common Stock and options will be charged to operations on the date of issuance and grant, respectively. For the period ended September 30, 1997, the Company charged approximately $122,000 to operations.

Note 7 - Subsequent Events

     On November 3, 1997, the Company entered into an agreement and plan of merger (the "BBG Agreement") with BBG New Media, Inc., a Massachusetts corporation ("BBG"), which provides interactive marketing services, in exchange for: (i) the issuance of 303,334 shares of Common Stock and $175,000 in cash; and (ii) the subsequent issuance of shares of Common Stock based upon a percentage of sales growth of BBG during the period from November 1, 1998 through October 31, 1999. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of BBG will be reflected in the Company's financial statements from the effective date of the merger.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto. This document may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business--Factors Affecting Operating Results and Market Price of Stock" included in the Company's Form 10-KSB for the year ended June 30, 1997 filed with the Securities and Exchange Commission in October 1997.

Corporate Background

      The Company was incorporated in the State of Delaware in January 1996 for the purpose of creating a corporate structure to facilitate the combination and integration of specialized businesses operating in the areas of advertising, marketing, Internet and Intranet services and data management.

      On June 30, 1996, the Company completed the acquisition of all of the outstanding shares of capital stock of Scott A. Mednick & Associates, Inc. ("Mednick"), On Ramp, Inc. ("On Ramp"), Internet One, NetCube, Creative Resources, Inc. ("Creative Resources") and the S.D. Goodman Group, Inc. ("Goodman") in exchange for an aggregate of 723,167 shares of Common Stock. The Company's acquisition of On Ramp was accounted for using the purchase method of accounting. Each of the Company's other acquisitions was accounted for using the pooling of interests method. Accordingly, the results of operations for each of the Company's subsidiaries (other than On Ramp) have been included in the Company's financial statements since the earlier of July 1, 1993 or each of such subsidiary's inception. The results of operations of On Ramp have been included in the Company's financial statements since July 1, 1996.

      On May 31, 1997, the Company acquired certain assets and operations of Fathom, a full service advertising agency, from Ketchum, a wholly-owned subsidiary of Omnicom, in exchange for the issuance of an aggregate of 120,000 shares of Common Stock. The Company's acquisition of the assets and operations of Fathom was accounted for using the purchase method of accounting. Accordingly, the results of operations of Fathom have been included in the Company's financial statements since June 1, 1997. Fathom's single largest client accounts for virtually all of its revenue. See Note 2 to the Condensed Consolidated Financial Statements included elsewhere herein. Larry Kopald, the individual who was responsible for the this principal client account while at Fathom, joined the Company as an officer and employee of the Company in connection with its acquisition of Fathom.

      In June 1997, the Company made the decision to restructure the operations of Internet One in Boulder, Colorado and NetCube in Edgewater, New Jersey. Internet One had become a production facility for high level technology client services, but with limited sales and marketing efforts. The Company determined it could effectively consolidate the client relationships of its Boulder, Colorado office into its New York and Los Angeles facilities with minimal impact, and therefore, the facility was closed and all of the employees of Internet One were terminated. NetCube had developed proprietary data mining and analysis software for large data base and data warehousing applications. The Company determined that the marketing of "shrink-wrapped" software was not its core competency and would both confuse the Company's focus and involve too great an investment for the anticipated return. The Company has hired several key developers from NetCube for its New York interactive group, ceasing the ongoing marketing and helpdesk development at its New Jersey facility. This has resulted in the termination of the remaining employees of NetCube. The Company is currently discussing the sale of the remaining assets of NetCube, primarily the software code, with several different companies. Total estimated costs associated with the above in the amount of approximately $1,732,000 were included in the Company's financial statements for the fiscal year ended June 30, 1997. As of September 30, 1997, approximately $634,000 was paid under this arrangement. See Note 5 to the Condensed Consolidated Financial Statements of the Company included elsewhere herein.

      On November 3, 1997, the Company entered into the BBG Agreement, pursuant to which the Company acquired BBG in exchange for: (i) the issuance of 303,334 shares of Common Stock and $175,000 in cash; and (ii) the subsequent issuance of shares of Common Stock based upon a percentage of sales growth of BBG during the period from November 1, 1998 through October 31, 1999. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of BBG will be reflected in the Company's financial statements from the effective date of the merger. See Note 7 to the Condensed Consolidated Financial Statements included elsewhere herein.

Overview of Operations and Revenue

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

Business Strategy

      Part of the Company's overall business strategy is to continue to increase the percentage of revenue that is recurring and to continue to increase the number of services provided to a particular client. The Company is implementing this strategy by increasing its over-all marketing and cross-marketing efforts.

      Another part of the Company's business strategy is to grow through the acquisition and integration of synergistically compatible businesses. The
Company believes that there will be a consolidation among technology-based marketing solution providers and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In addition to its acquisition of the assets and operations of Fathom and its acquisition of and merger with BBG, the Company has undertaken discussions with several companies engaged in businesses that are complementary or supplementary to those of the Company. The Company's acquisition strategies include acquiring companies that will be integrated into the Company's existing infrastructure, enabling the Company to acquire access to additional product or service offerings, experienced management that can contribute to building the business in a profitable manner, and potentially, provide international expansion (through the acquisition of companies outside of the United States).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Revenues

      Consolidated revenues increased to $6,956,000 for the three months ended September 30, 1997 from $4,239,000 for the three months ended September 30, 1996 (64%). Revenues for interactive services increased to $3,065,000 during the three months ended September 30, 1997 from $2,455,000 during the three months ended September 30, 1996 (25%). Revenues for traditional strategic marketing operations increased to $3,891,000 during the three months ended September 30, 1997 from $1,822,000 during the three months ended September 30, 1996 (114%) primarily as a result of the inclusion of revenues from Fathom for the first full quarter as well as new clients and increased revenue from additional services provided to existing clients.

OPERATING EXPENSES

Direct Salaries And Related Expenses

Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as incentive bonus payments and benefits for regular employees. The Company's direct salaries and related expenses increased to $3,440,000 during the three months ended September 30, 1997 from $1,771,000 during the three months ended September 30, 1996 (94%) principally as a result of the Company's investment in additional marketing and creative employees since the three months ended September 30, 1996 to meet its higher level of operations and its expected growth from existing outstanding project proposals. Additionally, approximately $409,000 of the increase resulted from the inclusion of the operations of Fathom (acquired in May 1997) for the three months ended September 30, 1997.

Other Direct Expenses

      Other direct expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses. Other direct expenses increased to $1,566,000 during the three months ended September 30, 1997 from $1,173,000 during the three months ended September 30, 1996 (34%). The increase was primarily related to increased costs associated with the Company's higher level of revenues.

Selling, General And Administrative Expenses

      Selling, general and administrative expenses include headquarters expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. Selling, general and administrative expenses increased to $1,456,000 during the three months ended September 30, 1997 from $993,000 during the three months ended September 30, fiscal 1996 (47%), primarily due to the formation and continued expansion of the Company's corporate infrastructure for both internal growth and growth through acquisition.

Depreciation and Amortization

      Depreciation and amortization increased to $428,000 during the three months ended September 30, 1997 from $415,000 during the three months ended September 30, 1996. Depreciation and amortization includes $300,000 and $50,000 for the amortization of goodwill and other intangibles relating to the purchase method of accounting required for the Company's acquisitions of On Ramp in June 1996 and Fathom in May 1997, respectively.

Interest Income/Expense and Other Net

      The $1,200 in net other income reflected in the three months ended September 30, 1997 compares favorably to the net other expense of $61,100 reflected in the three months ended September 30, 1996 primarily due to the effect of the investment of the cash proceeds from the Company's initial public offering in November 1996 (the "Initial Public Offering").

Pre-Tax Profit/Loss

      The Company had a pre-tax profit of $65,000 in the three months ended September 30, 1997 compared to a pre-tax loss of $174,000 in the three months ended September 30, 1996. This represents the Company's first profitable fiscal quarter since the Initial Public Offering.

Income Taxes

      The Company had an income tax expense of $5,000, primarily relating to state taxes, in the three months ended September 30, 1997 compared to an income tax expense of $27,000 in the three months ended September 30, 1996. The decrease is a result of accumulated net operating loss carryforwards the Company is able to apply against pre-tax profit. The Company will file a consolidated federal tax return beginning with the year ending June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Since their respective formations, the Company's subsidiaries (the "Subsidiaries") have financed their operations primarily through cash generated from operations, bank borrowings, shareholder contributions and private financings. Since the Initial Public Offering in November 1996, the Company has financed its operations with the proceeds of such offering and cash generated by operations.

      During 1996, the Company entered into a series of transactions in order to fund the operations of the Subsidiaries and to prepare itself for the Initial Public Offering. In March 1996, the Company raised $270,000 in a private offering, pursuant to which the Company issued three 10% convertible promissory notes (the "10% Notes"). Proceeds of the private placement were used to cover costs related to the Company's acquisitions of the Subsidiaries and the Initial Public Offering. The Company raised an additional $1,800,000 in another private offering in April 1996, pursuant to which the Company issued several 12% convertible promissory notes (the "12% Notes"). Proceeds received by the Company, after deducting placement fees and other expenses, totaled $1,582,500. An aggregate of $1,000,000 of the proceeds received from this private placement was loaned to On Ramp in order to complete a transaction in which On Ramp redeemed outstanding shares of its capital stock. The remaining proceeds received from this private placement were used to provide working capital for On Ramp and Internet One. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere herein.

      In August 1996, the Company received net proceeds of $4,948,000 through the issuance of 938,667 shares of Common Stock to Omnicom. Proceeds from this transaction (the "Omnicom Transaction") were used by the Company to retire the nonconvertible portion of the outstanding principal and accrued interest under the 10% Notes and 12% Notes (aggregating $1,880,505), to repay certain other debt and outstanding obligations, to fund the operations of the Subsidiaries and to cover expenses and costs incurred in connection with the acquisitions of the Subsidiaries and the Initial Public Offering. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere herein.

      In November 1996, the Company completed its Initial Public Offering, which has provided significant working capital to the Company and its Subsidiaries. The Company issued 2,150,000 shares of Common Stock and received net proceeds of $11,973,000.

      At September 30, 1997, the Company had cash and cash equivalents of approximately $5,586,000 and working capital of approximately $8,470,000, primarily as a result of receipts of the proceeds of the Initial Public Offering and receipt of payments for services rendered to clients.

      Net cash provided by operating activities for the three months ended September 30, 1997 of $1,421,000 resulted primarily from net income of $61,000, offset by noncash charges for: (i) depreciation and amortization of $428,000 (including amortization of intangibles of $343,000), and (ii) consulting fees of $38,000, combined with an increase in deferred revenue of $10,936,000, offset by a decrease in accounts receivables and unbilled receivables of $6,414,000 and $1,945,000, respectively, and an increase in accounts payable and accrued expenses of $408,000. The increase in unbilled receivables is principally due to two Website development projects undertaken by On Ramp for which significant work has been performed in advance of the dates billings are permitted under the applicable contracts. Accounts receivable increased primarily due to pass-through costs billed to clients associated with the operation of Fathom, which was acquired in May 1997, and increased volume of work performed by On
Ramp. Accounts receivable greater than sixty (60) days old increased from $1,582,000 at June 30, 1997 to $3,578,000 at September 30, 1997. The increase in such receivables is primarily due to certain receivables arising from ongoing strategic marketing and branding assignments undertaken for certain significant long-standing clients whom the Company believes to be credit-worthy. Such amounts were either collected subsequent to September 30, 1997 or the Company believes them to be collectible in the near future. The Company believes that its reserve for bad debts of approximately $614,000 is sufficient to adjust the carrying amount of its receivables at September 30, 1997 to an amount which approximates net realizable value. Accounts payable and accrued expenses increased principally due to pass-through costs associated with Fathom which was acquired in May 1997.

      Net cash provided by investing activities for the period ended September 30, 1997 of $744,000 resulted primarily from net sales of marketable securities of $959,000, offset in part by capital expenditures of $215,000.

      Net cash used in financing activities for the period ended September 30, 1997 of $31,000 resulted from principal payments on long-term capital leases.

      The Company is a party to employment agreements ranging in term from one year to three years (exclusive of extensions) with several of its executive officers pursuant to which the Company is obligated to pay such individuals up to an aggregate of $1,950,000 per year.

      Management of the Company anticipates that the Company will continue to experience significant changes in its operating cost structure as the Subsidiaries continue to be integrated, and administration and control of the Company's future operations become more centralized. Management believes that the Company's existing cash balances and the cash generated from continuing operations will be sufficient to fund its operations, the anticipated expenditures required for product development, its organizational infrastructure (including additional personnel and upgraded telecommunications and computer systems) and general corporate needs for the next twelve (12) months. However, there can be no assurance that the Company will not be required to seek additional sources of financing within the foreseeable future. The failure to raise the funds necessary to finance the Company's future cash requirements would adversely affect the Company's ability to pursue its operational strategies.

      In connection with the acquisition of On Ramp, the Company recorded goodwill and other intangible assets in the aggregate amount of $2,410,000, substantially all of which is being amortized using the straight-line method over a period of two years. As a result, during the first fiscal quarter of 1997 and over the next several fiscal quarters, the Company has incurred and will incur non-cash charges to operations aggregating for each full fiscal year approximately $1,205,000.

      In connection with the acquisition of the assets and operations of Fathom, the Company recorded goodwill in the amount of $442,500, which is being amortized using the straight-line method over a period of two (2) years. As a result, during the three months ended September 30, 1997, the Company incurred a non-cash charge to operations of approximately $55,000 and will incur over the next eight (8) fiscal quarters non-cash charges to operations aggregating approximately $54,000 per quarter.

      In connection with the Initial Public Offering, certain stockholders of the Company agreed to place their shares of Common Stock in an escrow to be released upon the Company's attainment of certain performance goals (the "Escrow Shares"). In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial noncash charge to earnings equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense may have a depressive effect on the market price of the Company's securities. Notwithstanding the foregoing discussion, there can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. Similar accounting treatment is expected to be applied with respect to the issuance in subsequent periods of the shares of Common Stock and options under a certain consulting agreement between the Company and Jason H. Pollak. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere herein.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

Earnings Per Share

       In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

Reporting Comprehensive Income

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

Reporting Segments of an Enterprise

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                          PART II-OTHER INFORMATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no matters submitted to a vote of security holders during the period ended September 30, 1997.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

      On November 3, 1997, the Company entered into the BBG Agreement, pursuant to which the Company acquired BBG in exchange for: (i) the issuance of 303,334 shares of Common Stock and $175,000 in cash; and (ii) the subsequent issuance of shares of Common Stock based upon a percentage of sales growth of BBG during the period from November 1, 1998 through October 31, 1999. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the results of operations of BBG will be reflected in the Company's financial statements from the effective date of the merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. There are no exhibits incorporated herein by reference.

(b)REPORTS ON FORM 8-K. There were no Current Reports on Form 8-K filed by the Company during the period ended September 30, 1997.

                                  SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 1997                   THINK New Ideas, Inc.


                                    By:   /s/ Scott A. Mednick
                                          -----------------------------------
                                            Scott A. Mednick
                                            Chief Executive Officer


                                    By:  /s/ Melvin Epstein
                                         -----------------------------------
                                            Melvin Epstein
                                            Chief Financial Officer