Form 10QSB
period 1997-12-31
THINK NEW IDEAS INC
filed 1998-02-13
CIK 1014462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                     ---------------------------------------
      ( ) Transition Report under Section 13 or 15(d) of the Exchange Act.

       For the transition period from               to
                                      --------------   -----------------

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
                     --------------------------------------

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                           Outstanding at February 9, 1998
-----                                           --------------------------------
Common Stock, par value $.0001 per share                      6,950,137 shares
                                                              ----------------

Transitional Small Business Disclosure Format (check one)  Yes    No  X
                                                              ---    ---

                              THINK NEW IDEAS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
Part I - Financial Information.................................................3
Item 1. Financial Statements...................................................3
   Condensed Consolidated Balance Sheet as of December 31, 1997................3
   Condensed Consolidated Statements of Operations for the Three
   and Six Month Periods ended December 31 1997 and 1996.......................4
   Condensed Consolidated Statements of Cash Flows for the Six Month
   Periods ended December 31, 1997 and 1996....................................5
   Notes to Condensed Consolidated Financial Statements........................6
Item 2.  Management's Discussion and Analysis or Plan of Operation.............9
Part II - Other Information...................................................19
   Item 1.  Legal Proceedings.................................................19
   Item 2.  Changes in Securities.............................................19
   Item 3.  Defaults Upon Senior Securities...................................19
   Item 4.  Submission of Matters to a Vote of Security Holders...............19
   Item 5.  Other Information and Subsequent Events...........................20
   Item 6.  Exhibits and Reports on Form 8-K..................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                              DECEMBER 31, 1997
                                                             ------------------

ASSETS
Current assets:
     Cash and cash equivalents                                   $  5,790,909
     Marketable securities                                            662,233
     Accounts receivable, net of allowance for doubtful
       accounts of $624,154                                        16,527,571
     Unbilled receivables                                           2,519,172
     Prepaid expenses and other current assets                      1,319,507
                                                                 ------------
         Total current assets                                      26,819,392

Property, plant and equipment, net                                  4,277,474
Software development costs                                             86,125
Goodwill, net of accumulated amortization of $1,766,819             4,806,224
Other assets                                                          602,184
                                                                 ------------
         Total assets                                            $ 36,591,399
                                                                 ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable and accrued expenses                       $  9,040,053
     Accrued restructuring costs                                      434,632
     Deferred revenue                                                 411,223
     Prebilled media                                                7,523,945
     Income taxes payable                                             154,698
     Due to related party                                           1,502,550
     Current portion of obligations under capital leases              333,588
                                                                 ------------
         Total current liabilities                                 19,400,689

     Obligations under capital leases                                 603,819
     Note payable to related party                                    515,760
     Other long-term liability                                         41,671
                                                                 ------------
         Total liabilities                                         20,561,939
                                                                 ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.0001 par value; 5,000,000 shares
     authorized; none issued and outstanding                               --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized; 6,945,137 shares issued and outstanding                  695
   Additional paid in capital                                      23,171,652
   Accumulated deficit                                             (7,142,887)
                                                                 ------------
         Total shareholders' equity                                16,029,460
                                                                 ============
         Total liabilities and shareholders' equity              $ 36,591,399
                                                                 ============

     See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        DECEMBER 31,                      DECEMBER 31,
                                              ----------------------------     ------------------------------
                                                   1997            1996             1997          1996
                                              -------------   ------------     ------------   ------------

Revenues                                      $ 10,067,406    $  3,803,633     $ 17,023,886   $8,042,601

Operating expenses:
    Direct salaries and related expenses         4,487,444       1,990,080        7,927,707    3,936,087
    Other direct expenses                        2,567,727       1,318,366        4,133,414    2,315,975
    Selling, general and administrative
      expenses                                   2,005,716       1,024,110        3,462,039    2,014,709
    Depreciation and amortization                  527,835         314,327          955,430      731,191
                                              ------------    ------------     ------------   ----------

Operating profit/(loss)                            478,684        (843,250)         545,296     (955,361)

Interest income/(expense) and other, net           102,478          26,802          101,280      (35,568)
                                              ------------    ------------     ------------   ----------
Profit/(loss) before provision for taxes           581,162        (816,448)         646,576     (990,929)
Provision for income taxes                         108,406         (38,713)         112,985      (11,939)
                                              ------------     -----------     ------------   ----------
Net (loss) income                              $   472,756     $  (777,735)     $   533,591   $ (978,990)
                                              ============     ===========     ============   ==========

Net income loss) per share - basic             $      0.07     $    (0.19)     $       0.08   $    (0.29)
Weighted average shares outstanding              6,819,819       4,066,721        6,703,608    3,384,864

Net income per share - diluted                 $      0.06     $    (0.19)     $       0.07   $    (0.29)
Weighted average shares outstanding              7,469,069       4,066,721        7,245,809    3,384,864


     See accompanying notes to condensed consolidated financial statements.


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                          ------------------------------------------
                                                                               1997                     1996
                                                                          -----------------     --------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $    533,591          $        (978,990)
Adjustments  to  reconcile  net income  (loss) to net cash
provided  by (used in) operating activities:
    Depreciation  and amortization                                             287,049                     84,337
    Amortization of intangibles and deferred financing costs                   668,381                    646,854
    Deferred income taxes                                                           --                    (12,000)
    Bad debt expense                                                                --                     51,664
    Consulting fees, non-cash                                                   38,000                         --
    Changes in assets and liabilities:
        Accounts receivable                                                 (6,223,750)                (1,337,396)
        Unbilled receivables                                                   (21,783)                  (182,339)
        Accounts payable and accrued expenses                                2,903,098                    325,600
        Deferred revenue                                                      (542,333)                  (309,088)
        Prebilled media                                                      7,523,945                         --
        Other assets and liabilities                                          (994,889)                  (473,261)
                                                                          -----------------     --------------------
Net cash provided by (used in) operating activities                          4,171,309                 (2,184,619)
                                                                          -----------------     --------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to software development costs                                             --                   (367,829)
Payment for BBG New Media, Inc., net of cash acquired                         (743,888)                        --
Purchases of marketable securities                                          (1,123,902)                        --
Sales of marketable securities                                               1,586,784                         --
Purchases of property and equipment                                         (1,039,856)                  (424,456)
                                                                          -----------------     --------------------
Net cash used in investing activities                                       (1,320,862)                  (792,285)
                                                                          -----------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                                                 (548,404)                (1,880,505)
Proceeds from issuance of common stock                                         122,052                 11,972,851
Proceeds from private placement                                                     --                  4,948,062
Borrowings from operating lines of credit                                           --                    195,295
Due to shareholders                                                                 --                   (500,000)
Principal payments on capital leases                                           (84,533)                        --
                                                                          -----------------     --------------------
Net cash (used in) provided by financing activities                           (510,885)                14,735,703
                                                                          -----------------     --------------------
Net increase in cash and cash equivalents                                    2,339,562                 11,758,799
Cash and cash equivalents, beginning of period                               3,451,347                    429,596
                                                                          =================     ====================
Cash and cash equivalents, end of period                                  $  5,790,909           $     12,188,395
                                                                          =================     ====================

Supplemental Cash Flow Information:
  Cash paid during the period

    Income taxes                                                          $      9,880           $        101,000
    Interest                                                                    40,022                    124,708


Noncash investing and financing activities:
    Issuance of Common Stock to settle long-term liability                     206,250                         --
    Issuance of Common Stock to consultant                                     359,268                         --
    Issuance of Common Stock  related to  acquisition  of
      BBG New Media, Inc.                                                    3,602,091                        --
    Additions to capital lease obligations                                     465,000                         --

     See accompanying notes to condensed consolidated financial statements.


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Financial Statements


         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B (including Item 310(b) thereof) and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, such condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position at December 31, 1997 and the results of operations for the three and six month periods ended December 31, 1997 and 1996. The results of operations for the three and six month periods ended December 31, 1997 may not be indicative of the results that may be expected for the fiscal year ending June 30, 1998 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto for the fiscal year ended June 30, 1997 included in the Company's Form 10-KSB.

         Certain amounts for the three and six months ended December 31, 1996 have been reclassified to conform to the presentation of the three and six months ended December 31, 1997.

Note 2 - Summary of Significant Accounting Policies

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement 128 requirements.

Note 3 - Business Acquisitions

         FATHOM ADVERTISING AGENCY, INC. On May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising Agency, Inc. ("Fathom"), a provider of traditional full service advertising services, from Ketchum Communications, Inc. ("Ketchum"), a wholly-owned subsidiary of Omnicom Group Inc. ("Omnicom"), a principal shareholder of the Company, in exchange for 120,000 shares of the Company's common stock (the "Common Stock"). Fathom had revenues of approximately $1,800,000 for the year ended December 31, 1996, which were derived primarily from one customer. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of Fathom have been reflected in the consolidated financial statements of the Company from the date of acquisition. In connection with the acquisition, the Company is to return the excess of media accounts receivable purchased ($3,012,592) over accounts payable assumed ($1,106,080) to Ketchum in the amount of $1,906,512, as collected. The purchase price of $442,500, which equals the excess over the carrying values of the net assets acquired, is being amortized by the Company over two years.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Note 3 - Business Acquisitions (Continued)

        BBG NEW MEDIA, INC. On November 3, 1997, the Company entered into an agreement and plan of merger (the "BBG Agreement") with BBG New Media, Inc., a Massachusetts corporation ("BBG"), which provides interactive marketing services, in exchange for: (i) the issuance of 303,334 shares of Common Stock and $175,000 in cash; and (ii) the subsequent issuance of shares of Common Stock based upon a percentage of sales growth of BBG during the period from November 1, 1998 through October 31, 1999. In connection with the agreement, the Company repaid approximately $548,000 in outstanding debt of BBG subsequent to the closing. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of BBG will be reflected in the Company's financial statements from the effective date of the merger. The initial portion of the purchase price of $4,539,000 has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of merger as follows:

       Value of shares issued                                       $ 3,602,000
       Cash paid                                                        175,000
       Estimated transaction costs                                      762,000
                                                                  -------------
                                                                      4,539,000

       BBG stockholders' equity - November 3, 1997                     (567,000)
                                                                  --------------
       Excess of cost over fair value                               $ 3,972,000
                                                                   =============

The Company is amortizing the excess of cost over fair value or goodwill over thirty (30) years. Additional consideration is payable if BBG meets certain sales targets, as discussed above, which would result in an increased balance of goodwill and amortization related thereto.

Note 4 - Restructuring Costs

        In June 1997, the Company implemented a plan to close the operations of two of its subsidiaries, NetCube Corporation ("NetCube") and Internet One, Inc. ("Internet One") and to dispose of related assets. The Company's decision was based upon the continued decline in the operating performance of NetCube and Internet One. The cost of this plan was accounted for in accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The pretax costs of approximately $1,732,000 which were incurred as a part of this plan represent employee termination and severance costs, the write-down of capitalized software costs and other related costs that were incurred as a direct result of the plan. The components of the restructuring costs accrued as of June 30, 1997, amounts paid for the six months ended December 31, 1997 and remaining accrual as of December 31, 1997 are as follows:

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



Note 4 - Restructuring Costs (Continued)

                                                            June 30,                   December 31,
                                                              1997          Paid           1997
                                                           -----------   -----------   ------------

        Write-down of capitalized software costs           $   597,000   $   597,000   $        --
        Severance benefits and employee termination costs      681,000       533,000       148,000
        Disposal of fixed assets and other assets              369,000            --       369,000
        Other                                                   85,000       167,000       (82,000)
                                                           -----------   -----------   -----------
                                                           $ 1,732,000   $ 1,297,000   $   435,000
                                                           ===========   ===========   ===========


      Aggregate revenues and operating losses for NetCube and Internet One for fiscal 1997 and 1996 were as follows:

                                        1997                      1996
                                     ------------------    ---------------------

         Revenues                      $1,253,000              $2,740,000
         Operating loss                (1,746,000)             (1,073,000)

Note 5- Consulting Agreement

         On June 30, 1997, the Company entered into a one (1) year consulting agreement with an individual whereby the Company agreed to issue up to an aggregate of 200,000 shares of Common Stock and options to acquire up to 150,000 shares of Common Stock. The agreement was terminated by the Company during the quarter ended December 31, 1997. Pursuant to the terms of the Agreement, the Company issued an aggregate of 75,000 shares of Common Stock and options, exercisable through June 30, 1998, to purchase 75,000 shares of Common Stock at exercise prices based on the market value of the Common Stock and ranging from $5.30 to $11.56 per share. The fair value of the shares of Common Stock were and the options will be charged to operations on the date of issuance and grant, respectively.

         In connection with the termination of the Agreement in November 1997, the Company and the Consultant have agreed, in lieu of issuing shares of Common Stock and options to purchase shares of Common Stock, the Company will pay finders fees to the Consultant in the future on a transaction-by-transaction basis. The Company has paid $700,000 pursuant to this agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein. This document may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business--Factors Affecting Operating Results and Market Price of Stock" included in the Company's Form 10-KSB for the year ended June 30, 1997 filed with the Securities and Exchange Commission in October 1997.

Corporate Background

         The Company was incorporated in the State of Delaware in January 1996 for the purpose of creating a corporate structure to facilitate the combination and integration of specialized businesses operating in the areas of advertising, marketing, Internet and Intranet services and data management.

         On June 30, 1996, the Company completed the acquisition of all of the outstanding shares of capital stock of Scott A. Mednick & Associates, Inc. ("Mednick"), On Ramp, Inc. ("On Ramp"), Internet One, NetCube, Creative Resources Agency, Inc. ("Creative Resources") and The S.D. Goodman Group, Inc. ("Goodman") in exchange for an aggregate of 723,167 shares of Common Stock. The Company's acquisition of On Ramp was accounted for using the purchase method of accounting. Each of the Company's other acquisitions was accounted for using the pooling of interests method. Accordingly, the results of operations for each of the Company's subsidiaries (other than On Ramp) have been included in the Company's financial statements since the earlier of July 1, 1993 or each of such subsidiary's inception. The results of operations of On Ramp have been included in the Company's financial statements since July 1, 1996.

         On May 31, 1997, the Company acquired certain assets and operations of Fathom from Ketchum, a wholly-owned subsidiary of Omnicom, in exchange for the issuance of an aggregate of 120,000 shares of Common Stock. The Company's acquisition of the assets and operations of Fathom has been accounted for using the purchase method of accounting. Accordingly, the results of operations of Fathom have been included in the Company's financial statements since June 1, 1997. Fathom's single largest client accounts for virtually all of its revenue. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere herein. Larry Kopald, the individual who was responsible for the this principal client account while at Fathom, joined the Company as an officer and employee of the Company in connection with its acquisition of Fathom.

         In June 1997, the Company commenced implementation of a plan to restructure the operations of two of its subsidiaries, Internet One in Boulder, Colorado and NetCube in Edgewater, New Jersey. Internet One had become a production facility for high level technology client services, but with limited sales and marketing efforts. The Company determined it could effectively consolidate the client relationships of its Boulder, Colorado office into its New York and Los Angeles facilities with minimal impact, and therefore, the facility was closed and all of the employees of Internet One were terminated. NetCube had developed proprietary data mining and analysis software for large data base and data warehousing applications. The Company determined that the marketing of "shrink-wrapped" software was not its core competency and would both confuse the Company's focus and involve too great an investment for the anticipated return. The Company has hired several key developers from NetCube for its New York interactive group, ceasing the ongoing marketing and helpdesk development at its New Jersey facility. This has resulted in the termination of the remaining employees of NetCube. The Company is currently discussing the sale of the remaining assets of NetCube, primarily the software code, with several different companies. Total estimated costs associated with the above in the amount of approximately $1,732,000 were included in the Company's financial statements for the fiscal year ended June 30, 1997. As of December 31, 1997, approximately $1,297,000 was paid under this arrangement. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere herein.

         On November 3, 1997, the Company entered into the BBG Agreement, pursuant to which the Company acquired BBG in exchange for: (i) the issuance of 303,334 shares of Common Stock and $175,000 in cash; and (ii) the subsequent issuance of shares of Common Stock based upon a percentage of sales growth of BBG during the period from November 1, 1998 through October 31, 1999. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of BBG has been reflected in the Company's financial statements from the effective date of the merger. See Note 3 to the Condensed Consolidated Financial Statements included elsewhere herein.

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

         Another part of the Company's business strategy is to grow through the acquisition and integration of synergistically compatible businesses. The
Company believes that there will be a consolidation among technology-based marketing solution providers and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In addition to its acquisition of the assets and operations of Fathom and its acquisition of and merger with BBG, the Company has continued to pursue discussions with several companies engaged in businesses that are complementary or supplementary to those of the Company. The Company's acquisition strategies include acquiring companies that will be integrated into the Company's existing infrastructure, enabling the Company to acquire access to additional product or service offerings, experienced management that can contribute to building the business in a profitable manner, and potentially, provide international expansion (through the acquisition of companies outside of the United States).

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

         REVENUES

         Consolidated revenues increased to $10,067,000 for the three months ended December 31, 1997 from $3,804,000 for the three months ended December 31, 1996 (165%). The increase is attributed to larger projects for both existing and new clients as well as the acquisition of Fathom in May 1997. Revenues for interactive services increased to $3,936,000 during the three months ended December 31, 1997 from $1,863,000 during the three months ended December 31, 1996 (111%). The increase results from the inclusion of the operations of BBG since its merger with the Company in November 1997. Revenues for traditional strategic marketing operations increased to $6,131,000 during the three months ended December 31, 1997 from $1,941,000 during the three months ended December 31, 1996 (216%). The increase is a result of including the revenues for clients gained through the acquisition of Fathom, the garnering of new clients, and providing additional services to existing clients. Traditional services revenue increased as a percentage of total revenue from 51% in the second quarter of fiscal 1997 to 61% in the second quarter of fiscal 1998 which can be attributed to an increase in media advertising fees from both new and existing clients as well as the acquisition of Fathom in May 1997.

         OPERATING EXPENSES

Direct Salaries And Related Expenses

         Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as payroll taxes, employment agency fees and benefits for regular employees. The Company's direct salaries and related expenses increased to $4,487,000 during the three months ended December 31, 1997 from $1,990,0000 during the three months ended December 31, 1996 (125%) principally resulting from the Company's hiring of additional marketing, technology and creative employees to meet its higher level of revenues and its expected growth from existing outstanding project proposals. Direct salaries and related expenses as a percentage of revenues decreased from 52% in the second quarter of fiscal 1996 to 45% in the second quarter of fiscal 1997 which can be attributed to the Company's more efficient use of resources and economies of scale achieved with the increase in revenues and acquisitions of both Fathom in May 1997 and BBG in November 1997.

Other Direct Expenses

         Other direct expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses. Other direct expenses increased to $2,568,000 during the three months ended December 31, 1997 from $1,318,000 during the three months ended December 31, 1996 (95%). The increase was primarily related to increased costs associated with the Company's higher level of revenues. Other direct expenses as a percentage of revenues decreased from 35% in the second quarter of fiscal 1996 to 26% in the second quarter of fiscal 1997 which can be attributed to more efficient use of resources and economies of scale achieved given both the increase in revenues and acquisitions of both Fathom in May 1997 and BBG in November 1997.

Selling, General And Administrative Expenses

         Selling, general and administrative expenses include corporate expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. Selling, general and administrative expenses increased to $2,006,000 during the three months ended December 31, 1997 from $1,024,000 during the three months ended December 31, fiscal 1996 (96%), primarily due to the formation and continued expansion of the Company's corporate infrastructure for both internal growth and growth through acquisition.

Depreciation and Amortization

         Depreciation and amortization increased to $528,000 during the three months ended December 31, 1997 from $314,000 during the three months ended
December 31, 1996 (68%) Approximately 36% of the increase is from amortization of goodwill and other intangibles resulting from the acquisitions of Fathom in May 1997 and BBG in November 1997 both of which were accounted for using the purchase method of accounting. The remaining percentage increase is from increased depreciation which resulted from capital expenditures made to expand the Company's infrastructure. Depreciation and amortization includes $300,000, $55,000 and $22,000 for the amortization of goodwill and other intangibles relating to the purchase method of accounting required for the Company's acquisitions of On Ramp in June 1996, Fathom in May 1997 and BBG in November 1997, respectively.

         INTEREST INCOME/EXPENSE AND OTHER, NET

         The $102,000 in net other income reflected for the three months ended December 31, 1997 compares favorably to the net other income of $27,000 reflected for the three months ended December 31, 1996 primarily because of interest income earned from investment of the cash proceeds from the Company's initial public offering in November 1996 (the "Initial Public Offering").

         PRE-TAX PROFIT/LOSS

         The Company had a pre-tax profit of $581,000 in the three months ended December 31, 1997 compared to a pre-tax loss of $816,000 in the three months ended December 31, 1996. This represents the Company's second consecutive profitable fiscal quarter since the Initial Public Offering and results from both an increase in revenues as well as a reduction in operating expenses as a percentage of revenues.

         INCOME TAXES

         The Company incurred income tax expense of $108,000, primarily relating to state and local taxes, in the three months ended December 31, 1997 compared to an income tax credit of $39,000 in the three months ended December 31, 1996. The increase results from the Company's profitability in the second quarter of fiscal 1998 versus its loss in the second quarter of fiscal 1997. Net operating loss carryforwards have been applied against pre-tax profits for federal tax purposes.

SIX MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

         REVENUES

         Consolidated revenues increased to $17,024,000 for the six months ended December 31, 1997 from $8,043,000 for the six months ended December 31, 1996 (112%). The increase is attributed to larger projects for both existing and new clients as well as the acquisition of Fathom in May 1997. Revenues for interactive services increased to $7,000,000 during the six months ended December 31, 1997 from $4,318,000 during the six months ended December 31, 1996 (62%).The increase results from the inclusion of the operations of BBG since its merger with the Company in November 1997. Revenues for traditional strategic marketing operations increased to $10,024,000 during the six months ended December 31, 1997 from $3,725,000 during the six months ended December 31, 1996 (169%). The increase is a result of including the revenues for clients gained through the acquisition of Fathom, the garnering of new clients, and providing additional services to existing clients. Traditional services revenue increased as a percentage of total revenue from 46% in fiscal 1997 to 59% in fiscal 1998 which can be attributed to an increase in media advertising fees from both new and existing clients as well as the acquisition of Fathom in May 1997.

       OPERATING EXPENSES

Direct Salaries And Related Expenses

         Direct salaries and related expenses consist primarily of wages for regular and temporary employees, as well as payroll taxes, employment agency fees and benefits for regular employees. The Company's direct salaries and related expenses increased to $7,928,000 during the six months ended December 31, 1997 from $3,936,0000 during the six months ended December 31, 1996 (101%) principally resulting from the Company's hiring of additional marketing, technology and creative employees to meet its higher level of revenues and its expected growth from existing outstanding project proposals. Direct salaries and related expenses as a percentage of revenues decreased from 49% in the second quarter of fiscal 1996 to 47% in the second quarter of fiscal 1997 which can be attributed to the Company's more efficient use of resources and economies of scale achieved with the increase in revenues and acquisitions of both Fathom in May 1997 and BBG in November 1997.

Other Direct Expenses

         Other direct expenses include materials, contract freelance talent (independent consultants and contractors), facilities and equipment expenses. Other direct expenses increased to $4,133,000 during the six months ended December 31, 1997 from $2,316,000 during the six months ended December 31, 1996 (79%). The increase was primarily related to increased costs associated with the Company's higher level of revenues. Other direct expenses as a percentage of revenues decreased from 29% in the second quarter of fiscal 1996 to 24% in the second quarter of fiscal 1997 which can be attributed to more efficient use of resources and economies of scale achieved given both the increase in revenues and acquisitions of both Fathom in May 1997 and BBG in November 1997.

Selling, General And Administrative Expenses

         Selling, general and administrative expenses include corporate expenses, insurance, personnel costs for finance and administration, accounting and legal fees, bad debt expense, management information systems expenses, and employee benefits. Selling, general and administrative expenses increased to $3,462,000 during the six months ended December 31, 1997 from $2,015,000 during the six months ended December 31, fiscal 1996 (72%), primarily due to the formation and continued expansion of the Company's corporate infrastructure for both internal growth and growth through acquisition.

Depreciation and Amortization

         Depreciation and amortization increased to $955,000 during the six months ended December 31, 1997 from $731,000 during the six months ended December 31, 1996 (31%) Approximately 36% of the increase is from amortization of goodwill and other intangibles resulting from the acquisitions of Fathom in May 1997 and BBG in November 1997 both of which were accounted for using the purchase method of accounting. The remaining percentage increase is from increased depreciation which resulted from capital expenditures made to expand the Company's infrastructure. Depreciation and amortization includes $600,000, $110,000 and $22,000 for the amortization of goodwill and other intangibles relating to the purchase method of accounting required for the Company's acquisitions of On Ramp in June 1996, Fathom in May 1997 and BBG in November 1997, respectively.

         INTEREST INCOME/EXPENSE AND OTHER, NET


         The $101,000 in net other income reflected in the six months ended December 31, 1997 compares favorably to the net other expense of $36,000 reflected in the six months ended December 31, 1996 primarily because of interest income earned from investment of the cash proceeds from the Company's Initial Public Offering in November 1996 as well as the elimination of interest expense associated with debt securities repaid in the first quarter of fiscal 1996.

         PRE-TAX PROFIT/LOSS


         The Company had a pre-tax profit of $647,000 for the six months ended December 31, 1997 compared to a pre-tax loss of $990,000 for the six months ended December 31, 1996 which results from both an increase in revenues as well as a reduction in operating expenses as a percentage of revenues.

         INCOME TAXES

         The Company incurred income tax expense of $113,000, primarily relating to state and local taxes, in the six months ended December 31, 1997 compared to an income tax credit of $12,000 in the six months ended December 31, 1996. The increase results from the Company's profitability in fiscal 1998 versus its loss in fiscal 1997. Net operating loss carryforwards have been applied against pre-tax profits for federal tax purposes.

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

         During 1996, the Company entered into a series of transactions in order to fund the operations of the Subsidiaries and to prepare itself for the Initial Public Offering. In March 1996, the Company raised $270,000 in a private offering, pursuant to which the Company issued six 10% convertible promissory notes (the "10% Notes"). Proceeds of the private placement were used to cover costs related to the Company's acquisitions of the Subsidiaries and the Initial Public Offering. The Company raised an additional $1,800,000 in another private offering in April 1996, pursuant to which the Company issued several 12% convertible promissory notes (the "12% Notes"). Proceeds received by the Company, after deducting placement fees and other expenses, totaled $1,582,500. An aggregate of $1,000,000 of the proceeds received from this private placement was loaned to On Ramp in order to complete a transaction in which On Ramp redeemed outstanding shares of its capital stock. The remaining proceeds received from this private placement were used to provide working capital for On Ramp and Internet One.

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

         In November 1996, the Company completed its Initial Public Offering, which has provided significant working capital to the Company and its Subsidiaries. In connection with the Initial Public Offering the Company issued 2,150,000 shares of Common Stock and received net proceeds of $11,973,000.

         The Company had cash and cash equivalents of approximately $3,451,000 and $5,791,000 at June 30, 1997, and December 31, 1997, respectively. This increase principally relates to the net cash provided by operations of $4,171,000 which was partially offset by net cash used in both investing and financing activities of $1,321,000 and $511,000, respectively. Working capital decreased from $8,079,000 at June 30, 1997 to $7,419,000 at December 31, 1997
primarily as a result of an increase in pass-through cost related payables in excess of the increase in pass-through related accounts receivables associated with media advertising revenue.

         Net cash provided by operating activities for the six months ended December 31, 1997 of $4,171,000 resulted from net income of $534,000, increased by non-cash charges for: (i) depreciation and amortization of $955,000 (including amortization of intangibles of $668,000), and (ii) consulting fees of $38,000, absolute changes in the balances of accounts payable and accrued expenses and prebilled media of $2,903,000 and $7,524,000, respectively, offset by absolute changes in the balances of accounts receivables, unbilled receivables, deferred revenue and other assets and liabilities of $6,224,000, $22,000, $542,000 and $995,000, respectively. The increase in the balance of prebilled media substantially represent pass-through costs billed to clients associated with the operation of Fathom, which was acquired in May 1997 and is related almost entirely to the increase in accounts receivable. Accounts receivable greater than sixty (60) days old increased from $1,582,000 at June 30, 1997 to $2,964,000 at December 31, 1997. Such receivables primarily arose from ongoing strategic marketing and branding assignments undertaken for certain significant long-standing clients whom the Company believes to be credit-worthy. These amounts were either collected subsequent to December 31, 1997 or the Company believes them to be collectible in the near future. The Company believes that its reserve for bad debts of approximately $624,000 is sufficient to adjust the carrying amount of its receivables at December 31, 1997 to an amount which approximates net realizable value.

         Net cash used in investing activities for the six months ended December 31, 1997 of $1,321,000 resulted primarily from capital expenditures of $1,040,000 to expand the Company's infrastructure, net cash paid in connection with the merger with BBG of $744,000 offset, in part, by net sales of marketable securities of $463,000.

         Net cash used in financing activities for the period ended December 31, 1997 of $511,000 resulted from loan repayments in connection with the merger with BBG of $548,000, and principal payments on long-term capital leases of

$85,000 offset, in part, by proceeds from the issuance of Common Stock to those employees who exercised their stock options during the six months ended December 31, 1997.

         The Company is a party to employment agreements ranging in term from one year to three years (exclusive of extensions) with several of its executive officers pursuant to which the Company is obligated to pay such individuals up to an aggregate of $2,200,000 per year.

         Management of the Company anticipates that the Company will continue to experience significant changes in its operating cost structure as the
Subsidiaries and newly acquired companies continue to be integrated, and administration and control of the Company's future operations become more centralized. Management believes that the Company's existing cash balances and the cash generated from continuing operations will be sufficient to fund its operations, the anticipated expenditures required for product development, its organizational infrastructure (including additional personnel and upgraded telecommunications and computer systems) and general corporate needs for the next twelve (12) months. However, there can be no assurance that the Company will not be required to seek additional sources of financing within the foreseeable future. The failure to raise the funds necessary to finance the Company's future cash requirements would adversely affect the Company's ability to pursue its operational strategies.

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

         In connection with the acquisition of the assets and operations of Fathom, the Company recorded goodwill in the amount of $442,500, which is being amortized using the straight-line method of accounting over a period of two (2) years. As a result, during the three months ended September 30, 1997, the Company incurred a non-cash charge to operations of approximately $55,000 and will incur over the next eight (8) fiscal quarters non-cash charges to operations aggregating approximately $55,000 per quarter.

         In connection with the acquisition of BBG, the Company recorded goodwill in the amount of $3,972,000, which is being amortized using the straight-line method of accounting over a period of thirty (30) years. As a result, during the six months ended December 31, 1997, the Company incurred a non-cash charge to operations of approximately $22,000 and will incur over the next one hundred and twenty (120) fiscal quarters non-cash charges to operations aggregating approximately $33,000 per quarter. Additional consideration is payable if BBG meets certain sales targets which would result in an increased balance of goodwill and amortization related thereto.

         In connection with the Initial Public Offering, certain stockholders of the Company agreed to place their shares of Common Stock in an escrow to be released upon the Company's attainment of certain performance goals (the "Escrow Shares"). In the event of the release of the Escrow Shares, the Company will recognize during the period in which the earnings thresholds are probable of being met or such stock levels achieved, a substantial noncash charge to earnings equal to the fair market value of such shares on the date of their release, which would have the effect of significantly increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The recognition of such compensation expense may have a depressive effect on the market price of the Company's securities. Notwithstanding the foregoing discussion, there can be no assurance that the Company will attain the targets which would enable the Escrow Shares to be released from escrow. Similar accounting treatment is being applied with respect to the issuance in subsequent periods of the shares of Common Stock pursuant to exercise of the options under a certain consulting agreement. See Note 5 to the Condensed Consolidated Financial Statements included elsewhere herein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on December 11, 1997 (the "Annual Meeting"). There were two (2) proposals submitted to a vote of the stockholders at the Annual Meeting: (i) to elect seven (7) directors to serve for a period of one year or until their successors have been duly elected and qualified; and (ii) to approve the adoption of the THINK New Ideas, Inc. Amended and Restated 1997 Stock Option Plan which provides for the issuance of Qualified Incentive Options and Non-Qualified Stock Options (the "1997 Stock Option Plan"). At the Annual Meeting:

          (i) each of the following persons were elected to serve as directors of the Company for a term of one (1) year: Scott Mednick, Ronald Bloom, Adam Curry, Barry Wagner, Larry Kopald, Richard Char and Marc Canter. Each of the foregoing received 5,704,210 votes cast in favor of election, with 10,700 shares withheld for each nominee; and

          (ii)the stockholders approved the adoptions of the 1997 Stock Option Plan. There were 4,458,081 votes cast in favor of this proposal, with 31,800 votes against, 9,545 votes abstaining and 1,215,484 votes not voted.

         No other matters were submitted to the stockholders for a vote.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

         There has been no other information or subsequent events required to be disclosed pursuant to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. There are no exhibits incorporated herein by reference.

(b) REPORTS ON FORM 8-K. The Company filed a Current Report on Form 8-K during the period ended December 31, 1997 relating to its acquisition of BBG on November 18, 1997. The financial statements relating to the acquisition of BBG were filed by amendment to the Form 8-K on January 20, 1998.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 12, 1997                    THINK New Ideas, Inc.


                                      By:   /s/ Scott A. Mednick
                                             -------------------------------
                                            Scott A. Mednick, Chief Executive
                                               Officer


                                      By:   /s/ Melvin Epstein
                                            --------------------------------
                                            Melvin Epstein, Chief Financial
                                               Officer