Form 10QSB/A
period 1997-03-31
THINK NEW IDEAS INC
filed 1998-05-04
CIK 1014462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

                                   (Mark one)
  (X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                --------------

     ( ) Transition Report under Section 13 or 15(d) of the Exchange Act.

               For the transition period from ______________ to
                   ------------------- -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding At May 2, 1997
-----                                                 --------------------------
Common Stock, par value $.0001 per share                          6,416,667
shares

Transitional Small Business  Disclosure Format (check one) Yes   No  X

                            THINK New Ideas, Inc.

                                      INDEX

Part I - Financial Information
Page
Item 1.    Condensed Consolidated Financial Statements
     Condensed Consolidated Balance Sheet as of March 31, 1997..............   3
     Condensed  Consolidated  Statements  of  Operations  for
     the three and nine month periods ended March 31, 1997 and 1996.........   4
     Condensed  Consolidated  Statement  of  Shareholders'  Equity  for the nine
     months ended March 31, 1997............................................   5
     Condensed  Consolidated  Statements of Cash Flows for the Nine months ended
     March 31, 1997 and 1996................................................   6
     Notes to Condensed Consolidated Financial Statements...................   7
Item 2.    Management's Discussion and Analysis or Plan ofOperation.........  10

Part II - Other Information
          Item 1.    Legal Proceedings......................................  19
          Item 2.    Changes in Securities..................................  19
          Item 3.    Defaults Upon Senior Securities........................  19
          Item 4.    Submission of Matters to a Vote of Security Holders....  19
          Item 5.    Other Information......................................  19
          Item 6.    Exhibits and Reports on Form 8-K.......................  19

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                March 31,
                                                                  1997
                                                            (Restated - Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                                      $9,303,481
  Accounts receivable, net of allowance for doubtful
    accounts of $213,000                                          3,891,869
  Unbilled receivables                                            1,312,112
  Prepaid expenses and other assets                                 440,261
  Deferred income taxes                                             201,000
                                                                    -------

Total current assets                                             15,148,723

Property, plant and equipment, net                                1,395,512
Software development costs                                          739,143
Goodwill, net of accumulated amortization of $810,000             1,348,500
Other assets                                                        446,121
                                                                    -------

                                                                $19,077,999
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank                                              $34,426
  Accounts payable                                                1,969,561
  Accrued expenses and other                                        800,375
  Deferred revenue                                                   97,245
                                                                     ------

Total current liabilities                                         2,901,607

Note payable to related party                                       515,760
                                                                    -------
Total liabilities                                                 3,417,367
                                                                  ---------

Shareholders'  equity Preferred stock,  $.0001 par value;
5,000,000  shares   authorized;   none  issued  and  none
outstanding

  Common  stock,  $.0001  par  value;  50,000,000  shares
  authorized; 6,416,667 shares issued                                   641
  Additional paid in capital                                     18,444,686
  Accumulated deficit                                            (2,784,695)
                                                                  ---------
Total shareholders' equity                                       15,660,632
                                                                 ----------

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        MARCH 31,                  MARCH 31,

                                                  1997             1996         1997           1996
                                                  ----             ----         ----           ----
                                          (Restated - Note 1)             (Restated - Note 1)

Revenues                                       $4,211,334     $1,951,809   $12,254,066     $6,637,403

Operating expenses:
 Direct salaries and related expenses           2,565,314        648,747     6,501,401      2,336,093
 Other direct expenses                          1,247,612        815,568     3,563,587      2,962,957
 Selling, general and administrative expenses   1,736,569        352,177     3,695,205      1,269,367
 Depreciation and amortization                    385,452         37,071     1,059,920        146,823
 Merger expenses                                       --         70,735        57,395         70,735
                                                  -------         ------        ------         ------

Operating (loss)/profit                        (1,723,613)        27,511    (2,623,442)      (148,572)

Interest income/(expense) and other net            63,092        (15,761)      (27,877)      (115,998)
                                              -----------        --------      --------      ---------

(Loss)/profit before provision for taxes       (1,616,521)        11,750    (2,651,319)      (264,570)
Provision for income taxes                         40,000         36,279        28,061        124,726
                                              -----------     ----------   -----------     ----------

Net loss                                      $(1,700,521)      $(24,529)  $(2,679,380)     $(389,296)
                                              ============      =========  ============     ==========

Net loss per share                                 $(0.30)        $(0.01)       $(0.63)    $    (0.16)
                                                   =======        =======       =======    ===========

Weighted average shares outstanding             5,591,667      2,449,592     4,265,463      2,449,592
                                                =========      =========     =========      =========



   See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                       COMMON STOCK        ADDITIONAL                     TOTAL
                                                            PAID-IN     ACCUMULATED  SHAREHOLDERS'
                                     SHARES     AMOUNT      CAPITAL       DEFICIT         EQUITY
                                     ------     ------      -------       -------         ------

Balance, June 30, 1996            2,894,673     $289       $1,334,630     $(105,315)        1,229,604
  Issuance of common stock          938,667       94        4,947,968            -          4,948,062
  Conversion of convertible debt    433,327       43          189,452            -            189,495
  Issuance of common stock        2,150,000      215       11,972,636            -         11,972,851
  Net loss for the period                -         -               -     (2,679,380)       (2,679,380)
                                  ---------      ---       ----------    ----------        ----------


Balance March 31, 1997            6,416,667     $641       18,444,686   $(2,784,695)      $15,660,632
              === ====            =========     ====       ==========   ===========       ===========




   See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED MARCH 31,
                                                                          1997                1996
                                                                  (Restated - Note 1)

CASH FLOW FROM OPERATING ACTIVITIES: Net loss                           $ (2,679,380)        $(389,296)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depreciation                                                             190,743       146,823
    Amortization of intangibles and deferred financing costs                 941,985            -
    Deferred income taxes                                                    (12,000)           -
    Bad debt expense                                                          81,664            -
    Changes in assets and liabilities:
      Accounts receivable                                                 (1,578,801)     (606,046)
      Unbilled receivables                                                (1,015,209)      347,954
      Accounts payable                                                       725,504       702,779
      Accrued expenses and other                                               5,084       433,362
      Deferred revenue                                                      (355,714)           -
      Other assets and liabilities                                          (528,644)     (507,842)
                                                                       --------------     ---------

Net cash provided by (used in) operating activities                       (4,224,768)     127,734
                                                                         ------------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to software development costs                                     (518,957)    (126,218)
  Purchases of property and equipment                                       (887,224)    (336,584)
                                                                       --------------   -----------

Net cash used in investing activities                                     (1,406,181)    (462,802)
                                                                        -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from insurance (repay) promissory notes                          (1,880,505)     270,000
  Net proceeds from initial public offering of common stock               11,972,851          656
  Due to shareholders                                                       (500,000)     (51,644)
  Increase in notes payable to related party                                    -         268,500
  Borrowings (repayment) on operating lines of credit                        (35,574)      52,500
  Net proceeds from private placement                                      4,948,062         -
  Distributions to shareholders                                                 -        (133,377)
                                                                            ---------    --------


Net cash provided by financing activities                                  14,504,834     406,635
                                                                           ----------     -------


Net increase in cash and cash equivalents                                   8,873,885      71,567
Cash and cash equivalents, beginning of period                                429,596     334,174
                                                                              -------     -------


Cash and cash equivalents, end of period                                   $9,303,481    $405,741
                                                                           ==========    ========


Supplemental Cash Flow Information:
  Cash paid during the period for
:     Income taxes                                                           $101,000     $70,000
      Interest                                                               $125,244         -

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


The financial statements for the three and nine months ended March 31, 1997 have been restated from those previously issued to increase other direct expenses by $212,000, selling, general, and administrative expenses by $289,000, and the net loss, and accounts payable, by $501,000 for costs incurred in the late stages of the completion of contracts completed in the third quarter of fiscal 1997 which previously were not identified and accrued. The Company identified these items in the preparation of its financial statements for the year ended June 30, 1997, and determined that the omission of their accrual in the originally issued March 31, 1997 financial statements resulted from failure of the production departments to advise accounting and financial functions of certain late stage expenses on a basis timely enough to allow their consideration when the contracts were closed and billed to the client. In the first and second quarters of fiscal 1998 the Company implemented certain new job budgeting and closing systems and procedures to improve the control over both the amount of costs incurred in performing client services and the timely identification and consideration of such items. The restatement had the effect of increasing the net loss per share by $.09 and $.12 for the three and nine months ended March 31, 1997, respectively.


2.  BUSINESS ACQUISITIONS

On June 30, 1996, the Company acquired all of the issued and outstanding shares of common stock of the following entities in exchange for 491,595 shares of the Company's common stock:


                                                                       Number of Shares
Entity/date Operations Commenced                                       Issued To Effect Acquisition
--------------------------------                                       ----------------------------

Scott Mednick & Associates, Inc.("Mednick")/October 1992                        208,084
Creative Resources Agency, Inc.
("Creative Resources")/November 1994                                            3,970

The S.D. Goodman Group ("Goodman")/July  1993                                   49,623
Internet One, Inc. ("Internet One")/November 1993                               34,736
NetCube Corporation (Del); NetCube Corporation (NJ)/February 1978               195,182

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

Goodwill.....................................................  $2,159,000
Purchased software and other intangible assets...............     251,000
Deferred income taxes........................................    (100,000)
                                                               -----------

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


OTHER DIRECT EXPENSES increased to $1,536,612 during the third quarter of fiscal 1997 from $815,568 during the third quarter of fiscal 1996 (88%) as a result of the increase in revenues, as well as the accounting treatment associated with the acquisition of On Ramp, which accounted for an increase of approximately $384,000, partially offset by decreases primarily at NetCube which approximated $164,000 due to the shift in business direction from consulting to product development.

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


PRE-TAX LOSS. The Company had a pre-tax loss of $1,616,521 in the third quarter of fiscal 1997 compared to a pre-tax profit of $11,750 in the third quarter of fiscal 1996. The loss in 1997 included non-cash charges of approximately $385,000 for depreciation and amortization of fixed assets, goodwill and other intangibles incurred in the acquisition of On Ramp (this related amortization amounted to $295,000 in the quarter.) Also contributing to the third quarter pre-tax loss of fiscal 1997 is the $319,000 loss for On Ramp. On Ramp's results were not included in the pre-tax loss in the third quarter of fiscal 1996.


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


OTHER DIRECT EXPENSES increased to $3,852,587 during the first nine months of fiscal 1997 from $2,962,957 during the first nine months of fiscal 1996 (30%) as a result of the increase is revenues, as well as the accounting treatment associated with the acquisition of On Ramp, which accounted for an increase of approximately $997,000, an increase at Mednick and Creative Resources totaling approximately $478,000 due to costs related to increases in client projects, partially offset by decreases totaling approximately $1,054,000 at Internet One due to a low volume of hardware sales and NetCube due to the shift in business direction from consulting to product development.


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


PRE-TAX LOSS. The Company had a pre-tax loss of $2,651,319 in the first nine months of fiscal 1997 compared to a pre-tax loss of $264,570 in the first nine months of fiscal 1996. The loss in 1997 includes non-cash charges of approximately $1,060,000 for depreciation and amortization, primarily of the goodwill and other intangibles incurred in the acquisition of On Ramp (this related amortization amounted to $885,000 in the nine month period.) Also included in this pre-tax loss are losses from Netcube of approximately $908,000 and other costs incurred in the Company's software development operation of approximately $205,000 compared with pre-tax losses of NetCube of approximately $822,000 in the first nine months of fiscal 1996. During the fiscal year ended June 30, 1996, Netcube modified its business so as to emphasize the development of its proprietary Netcube data applications and de- emphasize hourly consulting services, resulting in a significant decrease in revenue effect on 1997 revenues.

INCOME TAXES. The Company had an income tax expense of $28,061 in the first nine months of fiscal 1997 compared to an income tax expense of $124,726 during the same period of fiscal 1996. Given that certain of the Subsidiaries were not subject to taxation (as such Subsidiaries had elected S corporation status under applicable provisions of the Internal Revenue Code of 1986, as amended, and certain state statutes) and the remaining Subsidiaries were subject to income taxes based on their respective operations, the effective tax rate on a consolidated historical basis is not meaningful. The Company will file a consolidated federal tax return beginning with the year ending June 30, 1997.


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


At March 31, 1997, the Company had cash and cash equivalents of approximately $9,303,000 and working capital of approximately $12,247,000, primarily as a result of effecting the following transactions during the nine months ended March 31, 1997: (i) the sale of 938,667 shares of common stock and the receipt of net proceeds therefrom of $4,948,000, (ii) the repayment of the non-convertible portion of the 10% Notes and the 12% Notes, aggregating $1,881,000 from the proceeds of the private placement discussed above; (iii) the payment of a finder's fee in consideration for the termination of a certain finder's agreement using proceeds from the private placement discussed above; (iv) the renegotiation on the terms of a note payable to a related party, providing for liquidation of $288,000 of such debt using proceeds from the private placement discussed above and extending the maturity of the remaining balance of $500,000 until March 1998; and (v) the sale of 2,150,000 shares of common stock of the Company in an initial public offering and the receipt of net proceeds therefrom of $11,973,000.


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


The cash used in operating activities of approximately $4,225,000 principally resulted from a loss from ongoing operations of approximately $2,178,000, offset by non-cash charges of approximately $885,000 for amortization of the goodwill and other intangibles incurred in the acquisition of On Ramp and depreciation and amortization charges and other non-cash charges of approximately $248,000, which total approximately $1,133,000. Additionally contributing to the use of cash was a combined increase in accounts receivable and unbilled receivables, and a decrease in deferred revenue of approximately $2,594,000, and approximately $356,000, respectively. As well as the net use of cash for net other assets and liabilities of approximately $460,000. Offsetting these uses was a net increase in accounts payable and accrued expenses which provided cash of approximately $731,000.


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

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. There are no exhibits incorporated herein by reference; (b) REPORTS on Form 8-K. There were no Current Reports on Form 8-K filed by the Company during the period ended March 31, 1997.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


THINK NEW IDEAS, INC.   May 4, 1998


By:  /S/ Scott A. Mednick
     ----------------------------------
        Scott A. Mednick
        Chief Executive Officer


By:  /S/ Melvin Epstein
     ----------------------------------
        Melvin Epstein
        Chief Financial Officer