Form 10KSB/A
period 1997-06-30
THINK NEW IDEAS INC
filed 1998-05-04
CIK 1014462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes /x/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Registrant's revenues for the fiscal year ended June 30, 1997 totaled $17,436,847.

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

Transitional Small Business Disclosure Format: Yes / /          No /x/

                              INDEX TO FORM 10-KSB
                                       OF
                              THINK NEW IDEAS, INC.
                                                                            PAGE
                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS..............................................2

ITEM 2.   DESCRIPTION OF PROPERTY.............................................12

ITEM 3.   LEGAL PROCEEDINGS...................................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................14

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS..................................F-1

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURES...........................................24

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF
          THE EXCHANGE ACT....................................................24

ITEM 10.  EXECUTIVE COMPENSATION..............................................28

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................33

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................35

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................37

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

         In November 1996, the Company completed its initial public offering (the "Initial Public Offering") pursuant to which the Company issued 2,150,000 shares of Common Stock. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Capital Resources." In connection with the Initial Public Offering, the Company effected two reverse stock splits; accordingly, all share and per share data reflects the effects of such splits. See "Note 7 to the Company's Consolidated Financial Statements."

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


CONSUMER GOODS             SPORTS & ENTERTAINMENT            TECHNOLOGY
Anheuser Busch             Disney Art Classics               Adlink
Avon Products, Inc.        Home Box Office.                  Amgen, Inc.
Bandai                     Major League Baseball Players     I-LINK
Bloomingdale's             Association                       Inquiry.com
Busch Entertainment        NFL Properties                    IBM
Coca-Cola Company          Request Television                Internet Shopping Network
Colorado Utility           Turner Corp                       Logitech
Crystal Geyser Water                                         McAfee






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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive and administrative offices are located in New York, New York. The Company also maintains offices in Los Angeles, California; Atlanta, Georgia; Edgewater, New Jersey; and Seattle, Washington.

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


                                                                      COMMON STOCK
                                                   -------------------------------------------------

                                                          BID ($)                    ASKED ($)

        PERIOD OF QUOTATION                         HIGH           LOW            HIGH          LOW
        -------------------                         ----           ---            ----          ---

Fiscal 1997:
------------
  Second Quarter                                    7.00          5.88            7.38         6.13
  (commencing November 26, 1996)

  Third Quarter                                     6.00          3.75            6.25         4.13

  Fourth Quarter                                    4.50          2.50            5.88         2.88


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


                                                                     YEAR ENDED JUNE 30,
                                              ------------------------------------------------------------------
                                                                      ($ IN THOUSANDS)
                                                           1997                                 1996
                                              ------------------------------       -----------------------------
                                                       $                 %                  $              %
Traditional Marketing                              $ 7,685              44%              $7,084            72%

Interactive Marketing
                                                     9,752              56%               2,739            28%
                                                     ------                              ------            ---
Total
                                                   $17,437             100%              $9,823            100%
                                                  ========            =====              ======            ====


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


         FOURTH QUARTER OPERATING RESULTS. The Company incurred an operating loss of $4,911,000 for the fourth quarter of fiscal 1997 as compared to an operating loss of $1,724,000 for the three months ended March 31, 1997 (the third quarter of fiscal 1997). The third quarter operating loss of $1,724,000 is after the restatement of the financial statements for the three and nine months ended March 31, 1997, which were restated through the filing of an amended Form 10-QSB to increase other direct expenses by $212,000, selling, general and administrative by $289,000 and the net loss, and accounts payable, by $501,000 for costs incurred in the late stages of the completion of contracts completed in the third quarter of fiscal 1997 which previously had not been identified and accrued. The Company identified these items in the preparation of its financial statements for the year ended June 30, 1997, and determined that the omission of their accrual in the originally issued March 31, 1997 financial statements resulted from failure of the production departments to advise accounting and financial functions of certain late stage expenses on a basis timely enough to allow their consideration when the contracts were closed and billed to the client. In the first and second quarters of fiscal 1998 the Company implemented certain new job budgeting and closing systems and procedures to improve the control over both the amount of costs incurred in performing client services and the timely identification and consideration of such items. The restatement had the effect of increasing the net loss per share by $.09 and $.12 for the three and nine months ended March 31, 1997, respectively.

         Revenues for the fourth quarter, as compared to the third quarter, increased 23% to $5,123,000, due to the June 1, 1997 acquisition of Fathom, which accounted for $300,000 of the increase, and an increase in the number of projects from existing clients in the Company's interactive business. Operating expenses increased 70% to $10,094,000 from $5,935,000 in the third quarter, principally as the result of the $1,732,000 restructuring charge recorded in the fourth quarter and a $1,987,000 increase in selling, general and administrative expenses. Selling, general and administrative expenses increased principally due to the expenses of Fathom ($523,000) and due to added payroll and related costs in New York and Los Angeles, each of which increased staffing in efforts to pursue revenue growth. In the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 the Company reviewed the causes of the fourth quarter increase in selling, general and administrative expenses and made certain operational changes, including the closing or consolidation of certain operations (see "Overview"). As a result the Company anticipates that the level of expenses for fiscal 1998 will be returned to levels, relative to revenues, closer to those experienced in the first three quarters of fiscal 1997.


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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...........................F-2

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheet............................................................F-3

    Statements of Operations.................................................F-4

    Statements of Shareholders' Equity ......................................F-5

    Statements of Cash Flows.................................................F-6

    Notes to Consolidated Financial Statements...............................F-7

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






                                              BDO Seidman, LLP


New York, New York
September 19, 1997


                                      THINK NEW IDEAS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                                                                          June 30, 1997
                                                                                                    --------------------------
                                              ASSETS
Current assets:
   Cash and cash equivalents                                                                                       $3,451,347
   Marketable securities                                                                                            1,321,722
   Accounts receivable, net of allowance for doubtful accounts of $614,137                                          9,314,851
   Unbilled receivables                                                                                             2,497,389
   Prepaid expenses and other current assets                                                                          535,307
                                                                                                    --------------------------
           Total current assets                                                                                    17,120,616

Property and equipment, net (Note 3)                                                                                2,285,620
Software development costs                                                                                            131,253
Goodwill, net of accumulated amortization of $1,098,938 (Note 2)                                                    1,502,562
Other assets                                                                                                          362,119
                                                                                                    --------------------------
           Total assets                                                                                           $21,402,170
                                                                                                    ==========================

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                                           $4,848,932
   Accrued restructuring costs (Note 10)                                                                            1,135,000
   Deferred revenue                                                                                                   953,556
   Income taxes payable (Note 5)                                                                                       40,571
   Due to related party (Note 2)                                                                                    1,906,512
   Current portion of obligations under capital leases (Note 6)                                                       156,867
                                                                                                    --------------------------
           Total current liabilities                                                                                9,041,438
Obligations under capital leases (Note 6)                                                                             264,372
Note payable to related party (Note 9)                                                                                515,760
Other long-term liability (Note 6)                                                                                    206,250
                                                                                                    --------------------------
           Total liabilities                                                                                       10,027,820
                                                                                                    --------------------------
Commitments and contingencies (Note 6) Shareholders' equity (Note 7):
   Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued and
      outstanding                                                                                                           -
   Common stock, $.0001 par value; 50,000,000 shares authorized; 6,536,667 shares issued
                                                                                                                          654
   Additional paid-in capital                                                                                      19,050,174
   Accumulated deficit                                                                                            (7,676,478)
                                                                                                    --------------------------
           Total shareholders' equity                                                                              11,374,350
                                                                                                    ==========================
           Total liabilities and shareholders' equity                                                             $21,402,170
                                                                                                    ==========================

          See accompanying notes to consolidated financial statements.


                                      THINK NEW IDEAS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                       Year ended June 30,
                                                                       -----------------------------------------------------
                                                                                1997                        1996
                                                                       -----------------------    --------------------------
Revenues                                                                          $17,436,847                    $9,822,983
Operating expenses:
   Direct salaries and related expenses                                            10,029,004                     3,628,643
   Other direct expenses                                                            4,691,563                     3,869,634
   Selling, general and administrative expenses                                     6,842,308                     2,377,053
   Depreciation and amortization                                                    1,619,104                       208,813
   Restructuring costs (Note 10)                                                    1,732,000                             -
   Merger expenses (Note 2)                                                                 -                       676,198
                                                                       -----------------------    --------------------------
Operating loss                                                                    (7,477,132)                     (937,358)
Interest expense                                                                    (134,489)                     (372,736)
Interest income                                                                       286,358                             -
Other, net                                                                                  -                        36,232
                                                                       -----------------------    --------------------------
Loss before taxes on income                                                       (7,325,263)                   (1,273,862)
Taxes on income (Note 5)                                                              245,900                       140,870
                                                                       -----------------------    --------------------------
Net loss                                                                         $(7,571,163)                  $(1,414,732)
                                                                       =======================    ==========================
Net loss per share                                                                    $(1.63)
                                                                       =======================
Pro forma amounts (unaudited):
   Historical loss before taxes on income                                                                      $(1,273,862)
   Compensation adjustment                                                                                        (227,000)
   Merger expense adjustment                                                                                        676,198
                                                                                                  --------------------------
   Net loss                                                                                                      $(824,664)
                                                                                                  ==========================
   Net loss per share                                                                                                $(.32)
                                                                                                  ==========================
Weighted average common and common equivalent shares outstanding
                                                                                    4,638,337                     2,506,681
                                                                       =======================    ==========================

          See accompanying notes to consolidated financial statements.


                                      THINK NEW IDEAS, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Retained earnings
                                                    COMMON STOCK                Additional           (accumulated
                                                Shares          Amount        paid-in capital          deficit)
                                           -----------------  ------------   ------------------  ---------------------

Balance at June 30, 1995                            491,595           $48              $83,837               $199,101
   Issuance of common stock for cash              2,171,506           217                  439                      -
   Acquisition of On Ramp (Note 2)                  231,572            24            1,088,363                      -
   Conversion of shareholders' loans and
      interest                                            -             -            1,450,142                      -
   Distributions to shareholders                          -             -             (24,325)              (153,510)
   Capitalization of accumulated deficit
      of subsidiaries upon termination of
      S corporation elections                             -             -          (1,263,826)              1,263,826
   Net loss for the year                                  -             -                    -            (1,414,732)
                                           -----------------  ------------   ------------------  ---------------------

Balance at June 30, 1996                          2,894,673           289            1,334,630              (105,315)
   Issuance of common stock in connection
      with private placement (Note 7(b))
                                                    938,667            94            4,947,968                      -
   Conversion of convertible debt
      (Note 7(c))                                   433,327            44              189,452                      -
   Issuance of common stock pursuant to
      initial public offering (Note 7(d))
                                                  2,150,000           215           11,972,636                      -
   Issuance of common stock in connection
      with acquisition (Note 2)
                                                    120,000            12              442,488                      -
   Issuance of stock options to
      non-employee directors (Note 8(b))
                                                          -             -              163,000                      -
   Net loss for the year                                  -             -                    -            (7,571,163)
                                           -----------------  ------------   ------------------  ---------------------

Balance at June 30, 1997                          6,536,667          $654          $19,050,174           $(7,676,478)
                                           =================  ============   ==================  =====================

          See accompanying notes to consolidated financial statements.


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                             Year ended June 30,
                                                                              ---------------------- ---- ----------------------
                                                                                      1997                        1996
                                                                              ----------------------      ----------------------
Cash flows from operating activities:
   Net loss                                                                            $(7,571,163)                $(1,414,732)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         322,085                     208,813
      Amortization of intangibles and deferred financing costs                            1,297,019                     163,000
      Deferred income taxes                                                                 140,000                   (364,000)
      Bad debt expense                                                                      428,137                     113,655
      Restructuring charges                                                               1,732,000                           -
      Consulting fees                                                                       369,250                           -
      Changes in assets and liabilities, excluding effects of acquisitions:
         Accounts receivable                                                            (4,335,664)                   (595,516)
         Unbilled receivables                                                           (2,200,486)                     494,912
         Due from shareholders                                                                    -                      89,400
         Accounts payable and accrued expenses                                            1,842,772                     702,400
         Deferred revenue                                                                   500,597                   (272,882)
         Other assets and liabilities                                                     (373,492)                     146,328
                                                                              ----------------------      ----------------------
            Net cash used in operating activities                                       (7,848,945)                   (728,622)
                                                                              ----------------------      ----------------------
Cash flows from investing activities:
   Additions to software development costs                                                (518,315)                   (167,436)
   Purchases of property and equipment                                                  (1,487,435)                   (171,900)
   Purchases of marketable securities                                                   (1,321,722)                           -
   Advances to and acquisition of On Ramp, net of cash acquired                                   -                 (1,691,739)
      (Note 2)                                                                ----------------------      ----------------------

            Net cash used in investing activities                                       (3,327,472)                 (2,031,075)
                                                                              ----------------------      ----------------------
Cash flows from financing activities:
   Proceeds from issuance (repayment) of promissory notes                               (1,880,505)                   2,070,000
   Deferred financing costs                                                                       -                   (217,500)
   Increase in notes payable to related parties                                                   -                     827,326
   Deferred offering costs                                                                (272,240)                   (217,528)
   Borrowings (repayment) on operating lines of credit                                     (70,000)                      70,000
   Proceeds from private placement                                                        4,948,062                           -
   Issuance of common stock                                                                       -                         656
   Proceeds from initial public offering                                                 11,972,851                           -
   Proceeds from (payments on) amounts due to related party                               (500,000)                     500,000
   Distributions to shareholders                                                                  -                   (177,835)
                                                                              ----------------------      ----------------------
            Net cash provided by financing activities                                    14,198,168                   2,855,119
                                                                              ----------------------      ----------------------
Net increase in cash and cash equivalents                                                 3,021,751                      95,422

Cash and cash equivalents, beginning of year                                                429,596                     334,174
                                                                              ----------------------      ----------------------
Cash and cash equivalents, end of year                                                   $3,451,347                   $ 429,596
                                                                              ======================      ======================
Supplemental cash flow information: Cash paid during the year for:
      Income taxes                                                                         $153,010                    $139,967
      Interest                                                                              180,949                       8,091

   Noncash investing and financing activities:
      Loans and accrued interest payable to shareholders converted to
         additional paid-in capital                                                               -                   1,450,142
      Issuance of common stock for acquisitions (Note 2)                                    442,500                   1,088,387
      Conversion of convertible promissory notes into common stock
         (Notes 4 and 7(c))                                                                 189,496                           -
      Purchases of equipment by capital leases (Notes 3 and 6(a))                           421,439                           -


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

                                                          Years
                                                    ------------------

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

        On June 30, 1996, the Company acquired all of the issued and outstanding shares of common stock of the following entities in exchange for 491,595 shares of the Company's common stock:

                                                                            Number of shares
Entity/Date Operations Commenced                                            issued to effect
                                                                               acquisition
--------------------------------------------------------------------     ------------------------
The Mednick Group ("Mednick")/October 1982                                               208,084
Creative Resources Agency, Inc. ("Creative Resources")/November 1994                       3,970
The S.D. Goodman Group ("Goodman")/July 1993                                              49,623
Internet One, Inc. ("Internet One")/November 1993                                         34,736
NetCube, Inc. ("NetCube")/February 1978                                                  195,182


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

        Separate results of operations for the combining entities for the year ended June 30, 1996 are as follows:

                 Revenues:
                    Mednick                                  $6,150,950
                    Creative Resources                          371,298
                    Goodman                                     561,203
                    Internet One                              1,338,246
                    NetCube                                   1,401,286
                    THINK                                             -
                                                  ----------------------

                    Combined                                 $9,822,983
                                                  ======================

                 Net income (loss):
                    Mednick                                    $263,428
                    Creative Resources                           74,000
                    Goodman                                     133,010
                    Internet One                                  2,974
                    NetCube                                 (1,032,583)
                    THINK                                     (855,561)
                                                  ----------------------

                    Combined                               $(1,414,732)
                                                  ======================

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


          Goodwill                                             $2,159,000
          Purchased software and other intangible assets          251,000
          Deferred income taxes                                 (100,000)
                                                           ===============
                                                               $2,310,000
                                                           ===============

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

                                                         June 30,
                                         --------------------------------------
                                                 1997                 1996
                                         -----------------  -------------------
         Revenues                             $19,342,847          $13,293,348
         Historical net loss                  (8,707,633)          (3,588,682)
         Loss per share                            (1.84)               --
         Pro forma net loss                                        (3,139,484)
         Pro forma net loss per share                                   (1.09)

        Transaction costs and expenses relating to the On Ramp acquisition referred to above include $500,000 in finder's fees to Benchmark Equity Group ("Benchmark"), a shareholder of the Company.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

         Equipment                                                $3,065,576
         Furniture and fixtures                                      660,137
         Leasehold improvements                                    1,127,519
                                                              ---------------
                                                                   4,853,232
         Less:  Accumulated depreciation and amortization          2,567,612
                                                              ===============
         Property and equipment, net                              $2,285,620
                                                              ===============


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

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 5 - INCOME TAXES

        Taxes on income consist of the following:

                                    1997                       1996
                              ------------------         ------------------
         Current:
            Federal                    $      -                   $382,735
            State                       105,900                    122,135
                              ------------------         ------------------
                                        105,900                    504,870
                              ------------------         ------------------

         Deferred:
            Federal                     120,000                  (311,000)
            State                        20,000                   (53,000)
                              ------------------         ------------------
                                        140,000                  (364,000)
                              ==================         ==================
         Taxes on income               $245,900                   $140,870
                              ==================         ==================


        The difference between the Federal statutory tax rate and the effective tax rate resulted from the following:

                                                       1997         1996
                                                  ------------ -------------

Federal statutory tax rate                            (34.0)%       (34.0)%
Subsidiaries not subject to income taxes                    -           5.7
Merger expenses and other permanent differences
                                                            -          28.3
State income taxes, net of Federal tax benefit            1.4           6.3
Change in valuation allowance                            39.4           7.1
Other items, net                                        (3.4)         (2.3)
                                                  ============ =============
Effective tax rate                                       3.4%         11.1%
                                                  ============ =============

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 5 - INCOME TAXES (CONTINUED)

        Temporary differences which gave rise to the deferred tax assets (liabilities) consisted of the following at June 30, 1997:

         Current:
            Accounts receivable                                      $(95,250)
            Allowance for doubtful accounts                            253,655
            Accounts payable                                           176,250
            Other                                                       21,600
                                                                 --------------

         Total current                                                 356,255
                                                                 --------------

         Noncurrent:
            Property and equipment                                      98,830
            Software development costs and other intangibles          (17,000)
            Net operating loss carryforwards                         3,223,600
                                                                 --------------

         Total noncurrent                                            3,305,430
                                                                 --------------

         Deferred tax asset valuation allowance                    (3,366,685)
                                                                 --------------

         Net deferred tax asset                                    $         -
                                                                 ==============


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

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a)     LEASES

        Future minimum payments, by year and in the aggregate, under operating and capital leases with initial or remaining terms of one year or more consisted of the following at June 30, 1997:


                                                   Operating leases       Capital leases           Total
                                                   ------------------     ---------------    -------------------
         1998                                               $635,100            $208,424               $843,524
         1999                                                631,080             208,424                839,504
         2000                                                625,282              16,800                642,082
         2001                                                658,704              16,800                675,504
         2002                                                673,716               8,392                682,108
         Thereafter                                        3,306,960                   -              3,306,960
                                                   ==================     ---------------    ===================
         Total minimum lease payments                     $6,530,842             458,840             $6,989,682
                                                   ==================                        ===================
         Amount representing interest                                             37,601
                                                                          ---------------
         Present value of net minimum lease
            payments                                                             421,239
         Less:  Current portion                                                  156,867
                                                                          ===============
                                                                                $264,372
                                                                          ===============


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

Company has charged approximately $206,000 to operations and, accordingly, classified the liability for the issuance of 50,000 shares as noncurrent.

(b)     CONSULTING AGREEMENTS (CONTINUED)

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

           Year ended June 30,
                  1998                                $1,095,000
                  1999                                 1,020,000
                  2000                                   475,000
                  2001                                   475,000

NOTE 7 - SHAREHOLDERS' EQUITY

(a)     STOCK SPLITS

        In June 1996, the Company effected a 6.855-for-one stock split. In September 1996, the Company effected a .496-for-one reverse stock split. In November 1996, the Company

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


        Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         Year ended
                                                        June 30, 1997
                                                  --------------------------
         Net loss:
            As reported                                        $(7,571,163)
            Pro forma                                           (8,129,163)
         Net loss per common share:
            As reported                                             $(1.63)
            Pro forma                                                (1.75)


NOTE 8 - EMPLOYEE RETIREMENT PLANS (CONTINUED)

        A summary of the status of the Company's fixed stock option plans as of and for the year ended June 30, 1997 is presented below:


                                                                             June 30, 1997
                                                          -----------------------------------------------------
                                                                                          Weighted average
                                                                  Shares                   exercise price
                                                          ------------------------    -------------------------
         Outstanding at beginning of year                                       -                        $   -
         Granted                                                        2,104,463                         5.59
         Exercised                                                              -                            -
         Forfeited/cancelled                                            (966,667)                         7.50
                                                          ------------------------
         Outstanding at end of year                                     1,137,796                         3.97
                                                          ========================
         Options exercisable at year-end                                        -
                                                          ========================
         Weighted average fair value of options                                                           1.69
            granted during the year

(b)     STOCK COMPENSATION PLAN (CONTINUED)

        The  following  table   summarizes   information   about  stock  options
outstanding at June 30, 1997.


                                          Options outstanding                          Options exercisable
                           --------------------------------------------------     ------------------------------
                                               Weighted
                              Number           average            Weighted                          Weighted
Exercise price             outstanding        remaining           average           Number           average
                                             contractual          exercise        exercisable       exercise
                                                 life              price                              price
-----------------------    -------------    ---------------     -------------     ------------    --------------
                 $3.69          250,000       9.9 years                $3.69                -             $3.69
                  4.05          887,796          9.6                    4.05                -              4.05
                           =============                                          ============
                              1,137,796          9.7                    3.96                -              3.96
                           =============                                          ============


NOTE 9 - RELATED PARTY TRANSACTIONS

        At June 30, 1997, the Company owed $515,760 to the father of the former shareholder of NetCube. Upon completion of the Offering (see Note 7(d)), the

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


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

        The pretax costs of approximately $1,732,000 which were incurred as a part of this plan represent employee termination and severance costs, the write-down of capitalized software costs and other related costs that were incurred as a direct result of the plan. As of June 30, 1997 no amounts were paid under this arrangement. The components of the restructuring costs are as follows:

        Write-down of capitalized software costs                   $597,000
        Severance benefits and employee termination costs           681,000
        Disposal of fixed assets and other assets                   369,000
        Other                                                        85,000
                                                             ===============
                                                                 $1,732,000
                                                             ===============

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


      Aggregate revenues and operating losses for NetCube and Internet One for 1997 and 1996 were as follows:

                                             1997                   1996
                                     ------------------    -------------------
         Revenues                           $1,253,000             $2,740,000
         Operating loss                    (1,746,000)            (1,073,000)

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

RICHARD CHAR has been a director of the Company since August 1997. Mr Char is Managing Director and Head of Technology Investment Banking at Cowen & Company. Prior to joining Cowen & Company, Mr. Char was an attorney for Wilson Sonsini Goodrich & Rosati for thirteen years. Mr. Char holds an A.B. from Harvard University and a J.D. from Stanford University.

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

         Based on the Company's knowledge, Messrs. Mednick, Bloom, Curry, Epstein, Wagner, DeLape, Ribero and Martinez were required to file Forms 5. Each of Messrs. Mednick, Bloom, Curry, DeLape, Epstein and Wagner were required to file a Form 5 for the fiscal year ended June 30, 1997, and filed such form late. Messrs. Ribero and Martinez did not file Forms 5. Other than Mr. Epstein who received options to purchase 133,333 shares of Common Stock, each such person received during the fiscal year ended June 30, 1997, an option to acquire 20,000 shares of Common Stock, which transaction would have been the subject of such Form 5.

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

                                 ANNUAL COMPENSATION                            AWARDS              PAYOUTS
                     --------------------------------------------       ------------------------    ---------
                                                                                    SECURITIES
                                                                       RESTRICTED   UNDERLYING
     NAME AND                                          OTHER ANNUAL       STOCK      OPTIONS/       LTIP         ALL OTHER
PRINCIPAL POSITION    YEAR   SALARY($)    BONUS($)   COMPENSATION($)    AWARDS($)     SARS(#)    PAYOUTS($)   COMPENSATION($)
------------------    ----   ---------    --------   ---------------    ---------     -------    ----------   ---------------
Scott A. Mednick1    1997    225,000       28,782           --             --         20,0002        --           9,60010
Chairman and CEO     1996    225,000       11,376         20,000           --           --           --           9,60010

Ronald E. Bloom3     1997    125,000      69,6964           --             --         20,0002        --           9,60010
President            1996    106,250       58,234           --             --           --           --           9,60010

Adam C. Curry5       1997    125,000      81,4804           --             --         20,0002        --           9,60010
Chief Technology     1996    125,000       2,684            --             --           --           --           9,60010
Officer

Melvin Epstein6      1997    156,923         --             --             --        133,3332        --              --
Chief Financial      1996        --          --             --             --           --           --              --
Officer

Susan Goodman7       1997    195,000       46,825           --             --         36,6672        --              --
Executive Vice       1996    138,000         --             --             --           --           --           130,0008
President

Larry Kopald9        1997    300,000         --             --             --        250,0002        --           9,60010
President, The       1996        --          --             --             --           --           --              --
Mednick Group
--------------------------

1 Mr. Mednick commenced his employment with the Company in March 1996 and was appointed Chairman and Chief Executive Officer in March 1996.

2 Represents shares of Common Stock issuable upon exercise of options granted to the noted officer pursuant to the 1997 Stock Option Plan at an exercise price of $4.05 per share for each individual, other than Mr. Bloom, who owned in excess of ten percent (10%) of the outstanding Common Stock on the date of grant and whose options have an exercise price of $4.46 per share and Mr. Kopald, whose options have an exercise price of $3.69 per share (representing the fair market value of the Common Stock at the time of grant as determined in accordance with the provisions of such plan).

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                          NUMBER OF SECURITIES            PERCENT OF TOTAL          1EXERCISE
                               UNDERLYING              OPTIONS/SARS GRANTED TO       OR BASE
     NAME               OPTIONS/SARS GRANTED (#)      EMPLOYEES IN FISCAL YEAR    PRICE ($/SH)       EXPIRATION DATE
------------------      ------------------------      ------------------------    ------------       ---------------
Scott Mednick                   20,000                           1.76                 4.05                 2002
Ronald Bloom                    20,000                           1.76                 4.46                 2002
Adam Curry                      20,000                           1.76                 4.05                 2002
Melvin Epstein                 133,333                          11.72                 4.05                 2007
Susan Goodman                   36,667                           3.22                 4.05                 2007
Larry Kopald                   250,000                          21.97                 3.69                 2007

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


                                                        NUMBER OF SECURITIES UNDERLYING
                            SHARES                        UNEXERCISED OPTIONS/SARS AT      VALUE OF UNEXERCISED IN THE MONEY
                         ACQUIRED ON        VALUE                 FY-END (#)                  OPTIONS/SARS AT FY-END ($)1
NAME                    EXERCISE (#)    REALIZED ($)   EXERCISABLE     UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----                    ------------    ------------   -----------     -------------      -----------       -------------
Scott Mednick                None           None            None            20,000              None              $1,600
Ronald Bloom                 None           None            None            20,000              None              $1,600
Adam Curry                   None           None            None            20,000              None              $1,600
Melvin Epstein               None           None            None            133,333             None             $10,667
Susan Goodman                None           None            None            36,667              None              $2,933
Larry Kopald                 None           None            None            250,000             None             $110,000

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

                                            NUMBER OF SHARES            % OF OUTSTANDING
NAME AND ADDRESS                             OF COMMON STOCK            SHARES OF COMMON
OF BENEFICIAL OWNER                        BENEFICIALLY OWNED(1)    STOCK BENEFICIALLY OWNED
-------------------                        ---------------------    ------------------------

Frank M. DeLape(2)                                898,898(3)                 13.6%
16406 Brook Forest Drive
Houston, Texas 77059

Benchmark Equity Group, Inc.                      682,231(4)                 10.3%
700 Gemini
Houston, Texas 77058

Ronald Bloom(5)                                   955,933(6)                 14.3%
45 West 36th Street
New York, New York 10018

Scott A. Mednick(5)                               710,467(6)                 10.6%
8000 Sunset Boulevard, Penthouse East
Los Angeles, California 90046






                                            NUMBER OF SHARES            % OF OUTSTANDING
NAME AND ADDRESS                             OF COMMON STOCK            SHARES OF COMMON
OF BENEFICIAL OWNER                        BENEFICIALLY OWNED(1)    STOCK BENEFICIALLY OWNED
-------------------                        ---------------------    ------------------------

Adam Curry(5)                                        258,225(6)               3.9%
30 Glen Road
Verona, New Jersey 07044

Melvin Epstein(7)                                     33,333(8)                  *
45 West 36th Street
New York. New York 10018

Larry Kopald(5)                                      250,000(9)                  *
8000 Sunset Boulevard, Penthouse East
Los Angeles, California 90046

James Carlisle(10)                                  211,849(11)               3.2%
45 Allison Road
Alpine, New Jersey 07620

Susan Goodman(10)                                    58,790(12)                  *
45 West 36th Street
New York. New York 10018

James Grannan(10)                                    12,637(13)                  *
500 Bishop Street, Suite 5A
Atlanta, GA 30305
Omnicom Group Inc.                                1,183,333(14)              17.9%
437 Madison Avenue
New York, New York 10022

Barry Wagner(15)                                     20,000(16)                  *
437 Madison Avenue, 9th Floor
New York, New York 10022

Richard Char(15)                                     20,000(16)                  *
14 Sunkist Lane
Los Altos, California 94022

Marc Canter(15)                                      20,000(16)                  *
701 Rhode Island
San Francisco, California 94107

All Directors and Executive Officers as a         2,261,234                  32.7%
Group (11 persons)

-------------------
*     Denotes less than one percent.
1 Unless otherwise noted, all of such shares of Common Stock listed above are owned of record by each individual named as beneficial owner and each such individual has sole voting and dispositive power with respect to the shares of Common Stock owned. The percentage of ownership is determined by assuming that any options or convertible securities held by the noted securityholder which are exercisable within 60 days from the date hereof have been exercised or converted, as the case may be.
2 Former director of the Company. See "Directors and Executive Officers" below.
3 Includes 682,231 shares and 180,000 shares of Common Stock beneficially owned by Benchmark Equity Group, Inc. and Trident II, L.L.C., respectively and 16,667 shares of Common Stock beneficially owned by Frank DeLape. Also includes options to acquire 20,000 shares of Common Stock granted to Frank DeLape as a director of the Company prior to his resignation. Mr. DeLape is an officer, director and principal stockholder of Benchmark Equity

      Group, Inc., a principal stockholder of the Company, and is an officer, director and principal of Oak Tree Capital, Inc., which is the manager and a member of Trident II, L.L.C. Mr. DeLape may be deemed to be beneficial owner of all such shares. Excludes 97,461 shares held by Christopher Efird, a principal of Benchmark Equity Group, Inc., and a former director of the Company.
4 Excludes 180,000 shares of Common Stock owned by Trident II, L.L.C., 16,667 shares of Common Stock owned by Frank DeLape and 20,000 shares of Common Stock issuable upon exercise of options granted to Mr. DeLape.
5 Officer and director of the Company. See "Directors and Executive Officers" below.
6 Includes 80,000 shares of Common Stock issuable upon exercise of currently exercisable options granted to the noted securityholder, but excludes 20,000 shares of Common Stock subject to options which are not currently exercisable. See "Executive Compensation."
7 Chief Financial Officer of the Company. See "Directors and Executive Officers" below.
8 Includes 33,333 shares of Common Stock issuable upon exercise of currently exercisable options granted to the noted securityholder, but excludes 125,000 shares of Common Stock subject to options which are not currently exercisable. See "Executive Compensation."
9 Includes 250,000 shares of Common Stock issuable upon exercise of options granted to the noted securityholder, which options are not currently exercisable. See "Executive Compensation."
10    Officer of the Company.
11 Includes 16,667 shares of Common Stock issuable upon exercise of currently exercisable options granted to the noted securityholder, but excludes 50,000 shares of Common Stock subject to options which are not currently exercisable.
12 Includes 9,167 shares of Common Stock issuable upon exercise of options granted to the noted securityholder but excludes 52,500 shares of Common Stock subject to options which are not currently exercisable.
13 Includes 8,667 shares of Common Stock issuable upon exercise of options granted to the noted securityholder but excludes 36,000 shares of Common Stock subject to options which are not currently exercisable.
14 Includes 120,000 shares issued to Omnicom Group Inc. in connection with the Company's acquisition of the assets and operations of Fathom Advertising from Ketchum Communications, Inc., a wholly-owned subsidiary of Omnicom Group Inc.
15    Director of the Company. See "Directors and Executive Officers" below.
16 Includes 20,000 shares of Common Stock issuable upon exercise of options granted to the noted securityholder, which options are not currently exercisable.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         EXHIBIT
         NUMBER            TITLE OF EXHIBIT

         2.1 Asset Purchase and Forbearance Agreement, dated May 31, 1997, by and between THINK New Ideas, Inc. and Ketchum Communications, Inc.

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

         4.4               THINK New Ideas, Inc. 1997 Stock Option Plan.

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

         10.7              Employment  Agreement  between THINK New Ideas,  Inc.
                           and Mel Epstein.

         10.8(a)           Employment  Letter between THINK New Ideas,  Inc. and
                           Larry Kopald.

         10.8(b)*          Employment  Agreement  between THINK New Ideas,  Inc.
                           and Larry Kopald.

         10.9 Consulting Agreement, dated June 30, 1997, between THINK New Ideas, Inc. and Jason H. Pollak, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on July 17, 1997 (File No.333-31511) and incorporated herein by reference.

         10.10             Letter  Amendment  to  Employment  Agreement of James
                           Grannan.

         10.11             Termination  Agreement  between THINK New Ideas, Inc.
                           and David Hieb.

         11                Statement regarding earnings per share.

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

         23.1              Consent of BDO Seidman, LLP

         27                Financial Data Schedule.

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

                              THINK NEW IDEAS, INC.


Dated:  May 4, 1998                     By:  /s/ Scott A. Mednick
                                             ----------------------
                                             Scott A. Mednick, Chairman and
                                                  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott A. Mednick                  Chief Executive Officer, Chairman            May 4, 1998
-----------------------------         of the Board and Director
Scott A. Mednick

/s/ Ronald Bloom                      President and Director                       May 4, 1998
-----------------------------
Ronald Bloom

/s/ Adam Curry                        Chief Technology Officer and                 May 4, 1998
-----------------------------         Director
Adam Curry

/s/ Melvin Epstein                    Chief Financial Officer                      May 4, 1998
-----------------------------
Melvin Epstein

/s/ Barry Wagner                      Director                                     May 4, 1998
-----------------------------
Barry Wagner

                                      Director
-----------------------------
Richard Char

                                      Director
-----------------------------
Marc Canter

/s/ Larry Kopald                      Director                                     May 4, 1998
-----------------------------
Larry Kopald