Form 10QSB
period 1998-03-31
THINK NEW IDEAS INC
filed 1998-05-21
CIK 1014462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB
                                   (Mark one)

     (X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                ---------------------------------------------

     ( ) Transition Report under Section 13 or 15(d) of the Exchange Act.


                        FOR THE TRANSITION PERIOD FROM TO
                        ---------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)  YES     NO  X




Number of shares of Common Stock outstanding at May 15, 1998: 7,528,668

                              THINK NEW IDEAS, INC.

                                      INDEX

                                                                        PAGE NO.
Part I Financial Information

         Item 1.        Financial Statements

                   Condensed Consolidated Balance Sheets                  3

                   Condensed Consolidated Statements of Operations        4

                   Condensed Consolidated Statements of Cash Flows        5

                   Condensed Consolidated Statement of Shareholders'
                   Equity                                                 6

                   Notes to Condensed Consolidated Financial Statements   7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10

Part II Other Information

         Item 1.  Legal Proceedings......................................14

         Item 2   Changes in Securities and Use of Proceeds..............14

         Item 3.  Defaults on Senior Securities..........................14

         Item 4.  Submission of Matters to a Vote of Security Holders....14

         Item 5.  Other Information......................................14

         Item 6.  Exhibits and Reports on Form 8-K.......................15

         Item 7.  Signatures.............................................16

         Item 8.  Index to Exhibits......................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              THINK NEW IDEAS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                    (000's )

                                            MARCH 31,1998       JUNE 30, 1997
                                            -------------       -------------
                              ASSETS
Current Assets:
Cash and cash equivalents                         $ 4,617         $3,451
Marketable securities                                 767          1,322
Accounts receivable, net of allowance for doubtful
    accounts of $354 and $614                      15,311          9,315
Unbilled receivables                                2,300          2,497
Prepaid expenses and other current assets           2,067            535
                                                    -----            ---
                                                   25,062         17,120

Property, plant and equipment, net                  4,867          2,286
Software development costs                            332            131
Goodwill, net of accumulated amortization of
  $2,125 and $1,099                                 4,451          1,503
Other assets                                          663            362
                                                    -----            ---
Total assets                                      $35,375        $21,402
                                                   ======         ======

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                   $5,839         $2,648
Accrued expenses                                    1,588          3,337
Media payable                                       8,184            954
Income taxes payable                                   66             40
Due to related party                                1,518          1,906
Current portion of obligations under capital
  leases                                              370            157
                                                      ---            ---
                                                   17,565          9,042

Obligations under capital leases                      757            264
Note payable to related party                                        516
Other long-term liability                                            206
Shareholders' Equity:
Preferred stock, $.0001 par value; 5,000,000
  shares authorized; none issued and none
  outstanding                                           -              -
Common stock, $.0001 par value; 50,000,000
  shares authorized; 7,012,650 shares issued
  and outstanding                                       1              1
Additional paid in capital                         23,535         19,050
Accumulated deficit                                (6,483)        (7,677)
                                                    ------        -------
Total shareholders' equity                         17,053         11,374
Commitments
                                                  $35,375        $21,402

 See accompanying notes to condensed consolidated financial statements.

                              THINK NEW IDEAS, INC

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                    (000's)

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                           MARCH 31,            MARCH 31,
                                                 (restated)           (restated)
                                     1998         1997      1998       1997
                                     ----         ----      ----       ----

Revenues                             $10,969    $4,211     $27,993     $12,254

Operating expenses:
Direct salaries and related expenses   4,033     2,565      11,960       6,501
Other direct expenses                  2,363     1,248       6,497       3,564
Selling, general and administrative
  expenses                             3,221     1,737       6,683       3,695
Depreciation and amortization            706       385       1,662       1,060
Merger expenses                        -          -           -             57
                                   ---------  --------    --------      ------

Operating profit (loss)                  646    (1,724)      1,191      (2,623)

Interest income (expense) and
  other, net                              87        63         188         (28)
                                          --        --         ---         ---


Income (loss) before provision for
  income taxes                           733    (1,661)      1,379      (2,651)
Provision for income taxes                73        40         185          28
                                         ---        --         ---          --

Net income (loss)                       $660   $(1,701)     $1,194     $(2,679)
                                         ===     =====       =====       =====

Per common share:
Net income (loss) - basic              $0.11   $(0.30)       $0.20      $(0.63)
Weighted average common shares
  outstanding                          6,134    5,592        5,961       4,265

Net income (loss) - diluted            $0.10   $(0.30)       $0.18      $(0.63)
Weighted average common shares
  outstanding                          6,870    5,592        6,530       4,265









See accompanying notes to condensed consolidated financial statements.

                              THINK NEW IDEAS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                          (000's)

                                                NINE MONTHS ENDED MARCH 31
                                                --------------------------
                                                        1998       1997
                                                                 (restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                     $1,194     $(2,679)
Adjustments to reconcile net income (loss)
  to net cash provided by
(used in) operating activities:
   Depreciation                                          656         190
   Amortization of intangibles and deferred
     financing costs                                   1,006         942
   Deferred income taxes                                   -         (12)
   Bad debt expense                                        -          82
Changes in assets and liabilities:
   Accounts receivable                                (5,008)     (1,579)
   Unbilled receivables                                  198      (1,015)
   Accounts payable and accrued expenses                 855         731
   Media payable                                       7,230        (356)
   Other assets and liabilities                       (2,837)       (529)
                                                       -----         ---

Net cash provided by (used in) operating activities    3,294      (4,225)
                                                       -----       -----

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to software development costs                 (268)       (519)
Payment for BBG New Media Inc., net of cash acquired    (743)          -
Sales of marketable securities, net of purchases         359           -
Purchases of property and equipment                   (1,976)       (887)
                                                      -------       -----

Net cash used in investing activities                 (2,628)     (1,406)
                                                      -------      -----

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                           (437)     (1,881)
Proceeds from issuance of common stock                   485      11,973
Proceeds from private placement                            -       4,948
Borrowings from operating lines of credit                  -         (36)
Due to shareholders                                      500        (500)
Principal payments on capital leases                     (48)          -
                                                          --       ------

Net cash provided by financing activities                500      14,504
                                                      ------      ------

Net increase in cash and cash equivalents              1,166       8,873
Cash and cash equivalents, beginning of period         3,451         430

Cash and cash equivalents, end of period              $4,617      $9,303
                                                      ======       =====

Cash paid during the period:
Income taxes                                            $193        $101
Interest                                                 $77        $125

See accompanying notes to condensed consolidated financial statements.

                              THINK NEW IDEAS, INC.

           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                    (000's)

                                                                        Total
                                                                        Share-
                                 Common Stock    Paid-in   Accumulated  holders'
                               Shares    Amount  Capital     Deficit    Equity
                               ------    ------  -------     -------    ------

Balance at June 30, 1997        6,537   $     1   $19,050   $(7,677)   $11,374
Issuance of common stock
   for acquisition                303               3,602                3,602
Issuance of common stock
   upon exercise of options       173                 845                  845
Other                              38                  38
Net income for the period                                     1,194      1,194
                              -------   -------   -------   -------    -------


Balance at March 31, 1998       7,013   $     1   $23,535   $(6,483)   $17,053
                              =======   =======   =======   =======    =======

                              THINK NEW IDEAS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's restated Form 10-KSB for the fiscal year ended June 30, 1997, as filed with the Securities and Exchange Commission. Certain items included in these statements are based on management's estimates. In the opinion of management all material adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim period have been included. The results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results expected for the year.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the presentation adopted in the current period.

RESTATEMENTS

      The financial statements for the three and nine months ended March 31, 1997 have been restated through the filing of an amended Form 10-QSB/A. The restatement of the financial statements increased other direct expenses by $0.2 million, selling, general and administrative expenses by $0.3 million, and, the net loss, and accounts payable, by $0.5 million, for costs incurred in the late stages of the completion of contracts completed in the third quarter of fiscal 1997 which were not identified and accrued until the Company's fourth fiscal quarter ended June 30, 1997. The Company identified these items in the preparation of its financial statements for the year ended June 30, 1997, and determined that the omission of their accrual in the originally issued March 31, 1997 financial statements resulted from failure of the production departments to advise accounting and financial functions of certain late stage expenses on a basis timely enough to allow their consideration when the contracts were closed and billed to the client. In the first and second quarters of fiscal 1998 the Company implemented certain new job budgeting and closing systems and procedures to improve the control over both the amount of costs incurred in performing client services and the timely identification and consideration of such items. The restatements had the effect of increasing the net loss per share by $0.09 and $0.12 for the three and nine months ended March 31, 1997, respectively.

RELATED PARTY NOTE PAYABLE

      The Company entered into a loan agreement with Omnicom Group Inc., a principal shareholder of the Company, on March 17, 1998 whereby, the Company borrowed $0.5 million at 8%. The note is payable within one month of the effective date, April 17, 1998.

ACQUISITIONS

      On November 3, 1997, the Company entered into an agreement and plan of merger ( the "BBG Agreement") with BBG New Media, Inc., a Massachusetts corporation ("BBG"), which provides interactive marketing services, in exchange for: (i) the issuance of 303,334 shares of Common Stock and $175,000 in cash; and (ii) the subsequent issuance of shares of Common Stock based upon a percentage of sales growth of BBG during the period from November 1, 1998 through October 31, 1999. In connection with the agreement, the Company repaid approximately $548,000 in outstanding debt of BBG subsequent to the closing. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations of BBG will be reflected in the Company's financial statements from the effective date of the merger. The initial portion of the purchase price of $4,539,000 has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of merger as follows:

                                                    (000'S)

     Value of shares issued                        $ 3,602
     Cash paid                                         175
     Estimated transaction costs                       762
                                                   -------
                                                     4,539
     BBG stockholders' equity - November 3, 1997      (567)
     Excess of cost over fair value                $ 3,972

      The Company is amortizing the excess of cost over fair value or goodwill over thirty (30) years. Additional consideration is payable if BBG meets certain sales targets, as discussed above, which would result in an increased balance of goodwill and amortization related thereto.

      On April 2, 1998, the Company acquired all the issued and outstanding shares of capital stock of Herring/Newman, Inc., a Seattle based company, for a cash price of $0.4 million and an aggregate of 127,799 shares of the Company's stock. The Company issued an additional 77,220 shares of Common Stock which is held in escrow, and shall be released from escrow on the one year anniversary of the closing date, subject to the attainment of certain conditions and performance objectives. This acquisition was accounted for as a purchase and the excess of cost over net assets acquired will be amortized using the straight-line method.

EARNINGS PER SHARE

      The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), and all prior periods presented have been restated to conform with SFAS No. 128. SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Shares held in escrow are not included in the calculation of weighted average shares outstanding for the periods presented as the conditions required to release escrow shares was not fulfilled at the end of the periods presented, (See note regarding "Subsequent Event" for further information). A reconciliation of weighted-average common shares outstanding to weighted-average common shares outstanding assuming dilution follows:


                      Three months Three months  Nine Months   Nine Months
                         ended        ended         Ended         Ended
                       March 31,    March 31,     March 31,     March 31,
                         1998         1997         1998          1997

Average common
shares outstanding      6,133,948    5,591,667     5,960,831     4,265,463

Incremental common
  shares issuable:
Stock options             724,916                    557,144
Other convertible          11,458                     11,980
securities

Average common
shares outstanding
Assuming dilution       6,870,321    5,591,667     6,529,955     4,265,463
                        =========    =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED REVENUES

      Consolidated revenues for the quarter ended March 31,1998, which include the operations and the combined results of the Company and it's acquisitions, Fathom Advertising, and BBG New Media Inc., increased 160 percent to $11.0 million as compared with $4.2 million for the 1997 third quarter period. The current year revenues of $11.0 million for the three months ended March 31, 1998 exceeded by 91% the proforma revenues of $5.7 million for the combined companies for the three months ended March 31, 1997. Revenues from interactive services increased 167 percent to $5.6 million for the three-month period ended March 31,1998 from $2.1 million for the corresponding prior year period. Of the total $3.5 million increase, $1.9 million is a result of the inclusion of operations from the Company's acquisition of BBG New Media, Inc, and an increase in revenues from the operations of the Company's New York interactive division, accounts for $1.8 million. The June 30, 1997 closure of Internet One caused a $0.2 million decrease in revenues. Revenues from traditional strategic marketing services increased 154 percent to $5.4 million for the current third quarter period from $2.1 million for the prior year third quarter period. The increase in revenues from traditional strategic marketing services is a result of the inclusion of operations of Fathom Advertising, acquired in May 1997, and the synergy of Fathom Advertising with the Company's other strategic marketing services, which has significantly expanded revenues derived from Fathom's clients. Revenues from both interactive services and traditional strategic marketing as a percentage of total consolidated revenue for the third quarter ended March 31,1998 and March 31, 1997 were approximately equal.

      Consolidated revenues for the nine month period ended March 31,1998 increased 128 percent to $28.0 million from $12.2 million for the corresponding prior period. Actual revenues of $28.0 million for the nine-month period ended March 31, 1998 exceeded by 68% the proforma revenues of $16.6 million for the combined companies for the nine-months ended March 31, 1997. Revenues from interactive services increased 96 percent to $12.6 million for the 1998 year-to-date period as compared with $6.4 million for the comparable 1997 period. This increase is primarily a result of increased revenue generated from existing clients and new business growth as well as the inclusion of operations from the Company's acquisition of BBG New Media, Inc. in the second quarter of fiscal 1998. Revenues from traditional strategic marketing operations increased 164 percent to $15.4 million as compared with $5.8 million for the year-to-date 1997 period. The increase in revenues from traditional strategic marketing services is a result of the inclusion of operations from the acquisition in May 1997 of Fathom Advertising, and the synergies produced from that acquisition .

OPERATING RESULTS

      Third quarter operating profit increased by $2.3 million to $0.6 million for the three month period ended March 31, 1998 from an operating loss of $1.7 million for the restated prior year period, primarily as a result of increased revenues. Direct salaries and related expenses consist primarily of wages and associated payroll taxes for full-time and temporary employees, as well as recruiting fees and other personnel related costs. Direct salaries and related expenses increased by $1.5 million to $4.0 million for the third quarter of 1998 from $2.5 million for the third quarter of 1997. The increase is the result of increased payroll costs due to the expansion of the Company's marketing, technology, and creative departments required to meet increased assignments and resultant growth in revenues. As a percentage of revenue direct salaries and related expenses decreased to 36.8 percent of revenues for the three months ended March 31, 1998 from 60.9 percent of revenues for the third quarter of fiscal 1997. The percentage relationship between direct salaries and related costs and revenues improved due to higher margin projects in the third quarter of fiscal 1998, specifically in strategic marketing consulting and media placement. Certain specific or types of assignments may carry higher, or lower, margins, as a result of which future periods may not reflect as favorable a relationship between revenues and direct costs. Selling, general and administrative expenses include corporate expenses such as; insurance, personnel costs for finance and administration, accounting and legal fees, management information systems, and employee benefits. The increase of $1.5 million to $3.2 million for the third quarter of 1998 compared with the restated corresponding prior year period in selling, general and administrative expenses also represents the effects of continued expansion of the Company's operations.
Selling, general and administrative expenses declined to 29.4 percent of revenues for the third quarter of fiscal 1998 from 41.2 percent of revenues for the three months ended March 31, 1997. The decrease is also a result of higher margin projects in the third quarter of fiscal 1998 as compared with the third quarter of fiscal 1997.

      Depreciation and amortization increased by $300,000 for the third quarter period ended March 31, 1998 as compared with the third quarter period ended March 31, 1997. This includes the amortization of goodwill and other intangibles relating to the purchase method of accounting for certain of the Company's acquisitions of its subsidiaries, Fathom Advertising in May 1997 and BBG New Media Inc., in November 1997. The amortization of goodwill recorded for these acquisitions for the three months ended March 31, 1998 is approximately $90,000. Depreciation expense also increased from the 1997 comparable quarter third quarter as a result of increased assets gained through acquisitions. The increase in depreciation and amortization for the nine-month period ended March 31, 1998 also reflects the Company's acquisitions, Fathom Advertising and BBG New Media, including the relative amortization of goodwill and depreciation of assets gained through these acquisitions.

      Operating profit increased by $3.8 million to $1.2 million for the nine-month period compared to an operating loss of $2.6 million for the restated prior year period. Direct salaries and related expenses increased $5.4 million to $11.9 million from $6.5 million in the restated prior year period. Selling, general and administrative expenses also increased for the nine-month period by $3.0 million to $6.7 million from $3.7 million for the restated prior year period. These increases result from the same factors causing the similar increase for the three months ended March 31, 1998.

INCOME TAXES

      The effective tax rate for 1998 on income before income taxes is lower than the United States Federal Statutory rate of 34%, primarily as a result of the Company's net operating loss carryforwards. Net operating loss carryforwards have been applied against pre-tax profits for federal tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operations was $3.3 million for the nine-month period ended March 31, 1998, compared to $4.2 million used in the comparable prior-year period. The increase in cash provided during the nine months ended March 31, 1998 reflects improved operating results.

      Working capital decreased from $8.1 million at June 30, 1997 to $7.5 million at March 31, 1998, a decrease of $0.6 million, principally as the result of the expenditure of $2.6 million for capital additions and acquisition payments offset by $1.2 million of net income and $0.5 million received from the issuance of common stock. The principal changes in working capital items were increases in media payables and accounts receivable. Media payables represent amounts payable to media providers for advertising placed by the Company's clients, which costs are re-billed to the clients and included in accounts receivable. Both amounts increased from June 30, 1997 to March 31, 1998, reflecting the increase in the level of the Company's advertising assignments for clients, which results from both the acquisition of Fathom Advertising, Inc. and growth in the Company's other operations. At March 31, 1998 the Company has established a reserve related to these receivables of $0.3 million, which the Company believes is sufficient to adjust the carrying amount of its receivables to an amount which approximates net realizable value.

      Net cash used in investing activities amounted to $2.6 million for the nine-month period ended March 31, 1998 compared with cash used investing activities of $1.4 million during the corresponding period in 1997. The increase in cash used in investing primarily resulted from capital expenditures of approximately $2.0 million as well as net cash paid in connection with the acquisition of BBG New Media Inc., of approximately $0.7 million offset, in part, by net sales of marketable securities of $0.4 million.

      Net cash provided by financing activities amounted to $0.5 million at March 31, 1998 compared with cash provided of $14.5 million in the comparable prior year period. During the third quarter of 1998 the Company entered into a loan agreement with Omnicom, a shareholder in the Company. The agreement provided for the Company to borrow $0.5 million at 8% per year.

      The change in net cash provided by financing activities reflects prior year transactions by the Company in regard to its initial public offering and other financing activities. In March 1996, the Company raised $0.3 million in a private offering, pursuant to which the Company issued six 10% convertible promissory notes. The Company raised an additional $1.8 million in a second private offering in April 1996, pursuant to which the Company issued several 12% notes. In August 1996, the Company received net proceeds of $4.9 million through the issuance of 938,667 shares of Common Stock to Omnicom. Proceeds from this transaction were used by the Company to retire the nonconvertible portion of the outstanding principal and accrued interest under the 10% and 12% notes aggregating approximately $1.9 million.

      Also, in connection with the Company's initial public offering in November 1996, the Company issued 2,150,000 shares of Common Stock and received net proceeds of approximately $12.0 million.

SUBSEQUENT EVENTS

      In connection with the initial public offering, certain holders of the Company's common stock placed, on a pro rata basis, 825,000 shares into escrow (the "Escrow Shares") pursuant to an escrow agreement between such holders and Continental Stock Transfer & Trust Company, as escrow agent. The Escrow Shares are not transferable or assignable; however, the Escrow Shares may be voted by the beneficial holders thereof. The Escrow Shares are to be released to these shareholders if attainment of certain performance measures by the Company are achieved, including, the closing price of the Company's Common Stock averaging in excess of $20 per share for any forty consecutive business days during the period from November 1996 through November 1999.

      In the Company's fourth quarter of fiscal 1998 the condition specified above was fulfilled and the Escrow Shares were released. The Company will recognize a non-cash charge to earnings of approximately $20 million equal to the fair market value of such shares on the date of their release. Management believes that the release of these shares may have a material effect on the Company's operations for the fiscal year end June 30, 1998.

      Pursuant to the terms of a letter agreement dated 15, 1998, the Company has reached an agreement in principal with Scott A. Mednick pursuant to which Mr. Mednick has agreed to continue to work with the Company as a consultant while pursuing personal business and philanthropic opportunities. It is intended that Mr. Mednick's position as Chief Executive Officer and Chairman of the Board of Directors will be filled by Ronald Bloom, currently the Company's President and Chief Operating Officer. Pursuant to the terms of the agreement, Mr. Mednick will be entitled to receive the balance of his salary under his employment agreement over a period of twenty-four months and certain other benefits as set forth in his existing employment agreement. Accordingly, the Company will accrue approximately $900,000 in the fourth fiscal quarter of 1998 relating thereto.

IMPACT OF YEAR 2000

      The Year 2000 issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as the year 1900 rather than 2000. The Company is addressing this risk to the availability and integrity of its financial systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. Additionally, the Company has provided it's clients with the tools needed to perform their Year 2000 compliance initiatives. The Company estimates the total direct amount to remediate the Year 2000 issue is not expected to be material to the Company's results of operations or financial condition. All costs will be expensed as incurred, unless new software is purchased which will be capitalized.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report, including Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures, expansion, strategic plans, expansion and growth of the Company's business and operations and other such matters are forward-looking statements. These forward-looking statements are based on many assumptions and factors including effects of timely development and market acceptance of new products and upgrades to existing products and pricing. Any changes in such assumptions or factors could produce significantly different results.


                  PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any pending or ongoing litigation required to be disclosed pursuant to this item.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

ITEM 3. DEFAULT ON SENIOR SECURITIES

      There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no matters submitted to a vote of security holders during the period ended March 31, 1998.

ITEM 5. OTHER INFORMATION AND SUBSEQUENT EVENTS

      See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS
   An index of exhibits that are required by this item, and which are furnished in accordance with Item 601 of Regulation S-B, appear on page 17.

(b)   REPORTS ON FORM 8-K
   The Company filed a Current Report on Form 8-K dated April 2, 1998, which reported the acquisition of all the issued and outstanding shares of capital stock of Herring/Newman, Inc.

                                 SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          THINK NEW IDEAS, INC.   May 21, 1998



     Date: MAY 21, 1998                               /s/ Ron Bloom
           ------------                               -------------
                                                      Ron Bloom
                                                      President and
                                                      Chief Operating Officer


                                                      /s/ Melvin Epstein
                                                      ------------------
                                                      Melvin Epstein
                                                      Chief Financial Officer

Exhibits filed with this Form 10-QSB:



EXHIBIT NO.
10.1               Amendment to Employment Agreement of Ron Bloom
10.2               Amendment to Employment Agreement of Susan Goodman
10.3               Amendment to Employment Agreement of Adam Curry
10.4               Letter  of  Agreement  between  the  Company  and  Scott  A.
                   Mednick
27                 Financial Data Schedule