Form 10KSB
period 1998-06-30
THINK NEW IDEAS INC
filed 1998-09-17
CIK 1014462

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-KSB

                         [X]  ANNUAL REPORT UNDER SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The Registrant's revenues for the fiscal year ended June 30, 1998 totaled $42,644,405.

As of September 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the last sale price on that date, was approximately $44,133,475.

As of September 16, 1998, there were 8,440,698 shares of Common Stock outstanding.

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

Transitional Small Business Disclosure Format:     Yes  / /     No  /x/

                             INDEX TO FORM 10-KSB
                                      OF
                             THINK NEW IDEAS, INC.
                                                                            PAGE
                                    PART I

ITEM 1.     Description of Business..........................................2

ITEM 2.     Description of Property.........................................14

ITEM 3.     Legal Proceedings...............................................15

ITEM 4.     Submission of Matters to a Vote of Securityholders..............15

                                    PART II

ITEM 5.     Market for Common Equity and Related Stockholder Matters........15

ITEM 6.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................16

ITEM 7.     Consolidated Financial Statements..............................F-1

ITEM 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures...........................................26

                                   PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act...............26

ITEM 10.    Executive Compensation..........................................30

ITEM 11.    Security Ownership of Certain Beneficial Owners and  Management.38

ITEM 12.    Certain Relationships and Related Transactions..................38

ITEM 13.    Exhibits and Reports On Form 8-K................................41

      NOTE: Certain sections of this document contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Business-Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I


ITEM 1      DESCRIPTION OF BUSINESS

BACKGROUND

      THINK New Ideas, Inc. (the "Company") was incorporated in the State of Delaware in January 1996. On June 30, 1996, the Company commenced its operations upon completion of the acquisition of all of the capital stock of the following entities: Internet One, Inc., a Colorado corporation ("Internet One"), Creative Resources Agency, Inc., a Georgia corporation ("Creative Resources"); Scott A. Mednick & Associates, Inc., a California corporation ("Mednick Group"); The S.D. Goodman Group, Inc., a New York corporation ("Goodman Group"); On Ramp, Inc., a New York corporation ("On Ramp"); NetCube Corporation, a Delaware corporation and NetCube Corporation, a New Jersey corporation (collectively, "NetCube"), in exchange for issuance of an aggregate of 723,167 shares of the Company's common stock (the "Common Stock"). All of the foregoing companies may be referred to hereinafter as the "Founding Companies."

      In August 1996, the Company entered into a strategic relationship with Omnicom Group Inc., a publicly held company ("Omnicom"). Omnicom is the largest marketing and advertising company in the world. Pursuant to the Company's agreement with Omnicom (the "Omnicom Agreement"), the Company received net proceeds of $4,948,000 from the issuance of 938,667 shares of Common Stock to Omnicom. In November 1996, four principal stockholders of the Company transferred an aggregate of 124,667 shares of Common Stock to Omnicom for no cash consideration (the "Omnicom Transaction").

      In November 1996, the Company completed its initial public offering (the "Initial Public Offering") pursuant to which the Company issued 2,150,000 shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In connection with the Initial Public Offering, the Company effected two reverse stock splits; accordingly, all share and per share data reflects the effects of such splits. See Note 9 to the Company's Consolidated Financial Statements.

      Effective as of May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising, a full service advertising agency ("Fathom"), from Ketchum Communications, Inc., a wholly-owned subsidiary of Omnicom ("Ketchum") in exchange for the issuance of an aggregate of 120,000 shares of Common Stock (the "Fathom Acquisition").

      In November 1997, the Company acquired all of the outstanding capital stock of BBG New Media, Inc., a Massachusetts corporation, which provides interactive marketing services ("BBG") in exchange for the issuance of 303,334 shares of Common Stock and payment of $175,000 in cash pursuant to an Agreement and Plan of Merger dated November 3, 1997 (the "BBG Agreement"). In addition, under the terms of the BBG Agreement, the Company will issue additional shares of Common Stock to the former stockholders of BBG if the Company achieves certain sales growth during the period from November 1, 1998 through October 31, 1999. See Note 2 to the Consolidated Financial Statements of the Company.

      In April 1998, the Company acquired all of the outstanding capital stock of Herring/Newman, Inc., a Washington corporation, which provides advertising services ("Herring/Newman") in exchange for the issuance of 127,799 shares of Common Stock and payment of $400,000 in cash pursuant to an Agreement and Plan of Merger dated April 2, 1998 (the "HN Acquisition"). In addition, the Company issued 77,220 shares of Common Stock which are being held in escrow (the "HN Escrow Shares"). The HN Escrow Shares will be released to the former stockholders of Herring/Newman on the first anniversary of the HN Acquisition upon fulfillment of certain conditions, including retention of certain key clients. See Note 2 to the Consolidated Financial Statements of the Company.

      In June 1998, the Company acquired all of the outstanding capital stock of Interweb, Inc., a Georgia corporation, which provides Web-based solutions to Fortune 500 companies ("Interweb") and UbiCube Group, Inc., a Delaware interactive marketing corporation ("UbiCube"). The Company acquired Interweb pursuant to an Agreement and Plan of Merger dated June 2, 1998 in exchange for the issuance of 600,000 shares of Common Stock and $200,000 in cash (the "Interweb Acquisition"). The Company acquired UbiCube pursuant to an Agreement and Plan of Merger dated June 27, 1998 (the "UbiCube Agreement") through a wholly-owned subsidiary, UbiCube Acquisition Corp., in exchange for the issuance of 154,257 shares of Common Stock and the promise to pay $2,250,000 through January 15, 2000 (the "UbiCube Acquisition"). Pursuant to the UbiCube Agreement, an additional 154,257 shares of Common Stock were placed in escrow and will be released to the former stockholders of UbiCube based on the attainment of certain milestones on January 15, 1999, January 15, 2000, and January 15, 2001. In addition, in connection with the UbiCube Acquisition, the Company may issue additional shares of Common Stock to the former stockholders of UbiCube subject to the attainment of certain revenue and profit targets during the three years ending June 2001. See Note 2 to the Consolidated Financial Statements of the Company.

      The Founding Companies, BBG, Herring/Newman, Interweb and UbiCube may be collectively referred to hereinafter as the "Subsidiaries."

BUSINESS OVERVIEW

      The Company provides integrated marketing, communications and technology solutions enabling clients to utilize the Internet and other interactive technologies to enhance their competitive position. The Company focuses on identifying opportunities for companies to restructure their marketing and distribution strategies around interactive technologies and implementing creative  solutions to deliver  their  messages  with the greatest  impact.  The

Company's solutions incorporate various technologies including customized interactive applications, e-commerce and e-catalog technology, consumer modeling and response technology and database development. The Company integrates its core expertise through a standardized process that begins with strategic planning and consulting and continues through implementation and post-implementation review and maintenance. The Company's solutions are intended to help clients determine and implement their business strategies, build brand awareness, and effectively communicate information to their internal and external constituents.

      The Company approaches each client engagement utilizing its standard proprietary methodology, the THINK Vision Process (described more fully below). Utilizing this process, the Company thoroughly researches a client's business to determine the effectiveness of existing communications programs and how such programs may be improved and integrated into an interactive strategy that is intended to help clients gain a competitive advantage in a changing business landscape.

      The Company currently operates an international network of offices with headquarters in New York City, New York and regional offices in Los Angeles; San Francisco, California; Seattle, Washington; Stoneham, Massachusetts; Atlanta, Georgia; London, England and Sophia, Bulgaria. The Company provides integrated solutions through multi-disciplinary teams with creative, consulting and technological expertise from across the Company's network of offices.

METHODOLOGY

       THE THINK VISION PROCESS. The Company approaches each client engagement utilizing its standard proprietary methodology, the THINK Vision Process. Through this process, the Company's consultants thoroughly research a client's entire business - including internal audiences, such as employees, and external audiences, such as customers and suppliers - to determine the effectiveness of existing communications programs and how such programs may be improved and integrated into an Interactive Communications strategy that helps the client gain a competitive advantage in a changing business landscape. The THINK Vision Process places significant emphasis on strategic planning and implementation. The THINK Vision Process is composed of six phases: (1) assessment; (2) strategy development and specification; (3) concept development; (4) implementation; (5) review and adjustment; and (6) maintenance and long-term planning.

MARKETING EXPERTISE

      The Company's marketing expertise helps its clients identify their customers and other target audiences, define the processes of communicating to those audiences and analyze the results of those communications. The Company applies its marketing expertise to each integrated solution to enable clients to deliver the right message at the right time to the right audience. The Company's solutions range from extending, enhancing and developing brands, designing corporate and product brand networks, integrating and developing media programming and relationship-building to acquiring and maintaining customers.

BUSINESS EXPERTISE

      The Company's expertise in business processes helps its clients improve the entire value chain of their businesses, from sales, accounting, order management, supply chain management and inventory procurement, to planning and scheduling, manufacturing and finished goods delivery. The Company applies its expertise in business processes to ensure that each Integrated Solution is designed to consider, analyze and improve all components of each client's value chain.

TECHNOLOGY EXPERTISE

      The Company's technology expertise provides the Company with the ability to design, develop and implement integrated marketing and communications technology solutions. The Company is "technology agnostic" and seeks to develop secure, flexible and innovative solutions across a wide range of networking and telecommunications environments using third-party and proprietary technologies. The Company's technology expertise encompasses multiple system architectures, programming languages, broadband technologies, digital media applications, and communication networks utilizing Internet, intranet and extranet technologies. The Company's core technical competencies include:

      APPLICATIONS DESIGN AND DEVELOPMENT. The Company utilizes a variety of programming languages and tools including C/C++, CORBA, Java, SQL, Visual Basic, and other object-oriented technologies. The Company also develops programming tools and environments when appropriate in order to implement the most cost-effective and functional Interactive Solution.

      INNOVATIVE GUI DESIGN AND DEVELOPMENT. In order to maximize the effectiveness of the Company's solutions, the Company integrates creative marketing and communications expertise with software applications development to create engaging, innovative and easy-to-use GUIs for Web Sites and other front-end applications.

      NETWORK INTEGRATION AND SYSTEMS MANAGEMENT. In order to implement effectively the Company's solutions, the Company utilizes a wide range of database management and information technology integration and implementation services. The Company integrates its solutions into existing information technology environments and infrastructures, including front and back-end objected oriented and relational databases, enterprise-wide local and wide area networks, client/server architectures and other distributed computing environments.

      INTERNET APPLICATIONS AND SERVICES. The Company's Internet applications and services expertise includes the development of secure electronic-commerce and electronic-catalog environments, Web-tracking software and other Internet-related applications and services. This expertise has allowed the

Company to develop certain applications that are integrated into its Interactive Solutions. For instance, the Company has developed the following applications and tools that can be integrated into its Interactive Solutions:

Multi-user ,Object-          Client authoring tool that enables executives with-
oriented Authoring           out  technical experience to add  animated graphics
Tool ("MOAT")                and text to any part of  a  Web  site, intranet  or
                             extranet.

WebMechanic                  Automated   Website  and   intranet   building  and
                             management tool that enables real-time generation of customized Web sites. WebMechanic also provides the ability to edit, create and refresh content from any location in a user-friendly process.

Electronic                   Consumer   relations   program   that     automates
Consumer                     communications  aspect  of  relationship management
Relations                    systems,  automatically  generating   personalized
Program                      responses   based  on   information  provided    or
("E-CORP")                   queried.  E-CORP  simultaneously  logs and forwards
                             messages  to  appropriate   internal   departments.
                             E-CORP collects responses in a relational database allowing information to be segmented and analyzed, facilitating outward communications with interest groups based on various criteria.

Advanced Statistical         Tracks   and   analyzes   Web    site   usage   and
Analysis Program             functionality.  ASAP works with  existing log  file
("ASAP")                     analysis  technology  to  present  information in a
                             format and language that can be easily understood.

X-Tracker                    Tracks and analyzes  Web site  traffic  generation.
                             Allows    generation    of   reports    that   show
                             effectiveness of individual campaigns and events from any medium in driving traffic to Web sites.
                             X-Tracker reports graphically and quantitatively show correlation between individual and integrated campaigns in directing traffic.

Lightweight                  Directory  service   protocol that allows end users
Directory Access             to query  directory  entries  for any attribute  or
Protocol ("LDAP")            combination of attributes.  LDAP  provides  answers
                             to problems historically associated with online directory systems by standardizing data storage structure and optimizing use of system resources.


SALES AND MARKETING

      The Company has 30 employees dedicated to sales and marketing divided between regional and national development teams in all of its U.S. offices and in its U.K. office and a national Corporate Business Development Group (the "Development Group"). The sales and marketing department manages the many opportunities developed from (1) the leverage and expansion of existing client opportunities, (2) pursuit of referrals from existing clients, partners and third party organizations and (3) leads developed through the Company extensive conference and sponsored corporate speaking engagements.

      The Development Group, staffed with strategic marketers and account planners, lead and assist in developing and writing sophisticated responses to the requests for proposals as developed and aggregated by the Company's marketing efforts. The Development Group is also responsible for coordinating and tracking all new business opportunities, resource allocation and revenue goal planning and tracking. The Company tracks extensively all business development activity and maintains an active business development database to statistically track and measure the success of its sales and marketing efforts on a quarterly basis.

      The Company markets itself through traditional brand promotion strategies such as consolidated marketing and collateral material, public relations campaigns, client and partner referrals, and speaking engagements. The Company also depends on establishing and maintaining close relationships with industry analysts, industry publications and speaking circuit registries.

COMPETITION

      The market for the Company's services is highly competitive and is characterized by pressures to incorporate new capabilities and accelerate job completion schedules. The Company faces competition from a number of sources, including specialized and integrated marketing and communication firms, information technology consulting firms, and national and regional advertising agencies. In addition, many national advertising agencies have internally developed or acquired new media capabilities. New competitors have also emerged that either provide integrated or specialized services (e.g., corporate identity and packaging, advertising services or Web site design) or are technologically proficient, especially in the new media arena. Many of the Company's competitors or potential competitors have longer operating histories, longer client relationships and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company.

      The Company's business has moderately low barriers to entry. The Company has no significant proprietary technology that would preclude or inhibit competitors from entering the Company's market. The Company expects that it will face additional competition from new market entrants. Existing or future competitors may develop or offer marketing communication services and products that provide significant performance, price, creative or other advantages over those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

      As of June 30, 1998, the Company had 418 full-time employees and 56 part-time employees. Of these employees, 5 were officers, 27 were other management personnel, 71 were in operations, 124 were in technical and production, 81 were in creative/design and media, and 110 were sales and service representatives. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

GOVERNMENT REGULATION

      The Company has no knowledge of any governmental regulations which materially adversely affect its operations.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF STOCK

      The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

      DEPENDENCE ON KEY ACCOUNTS. The Company's four largest clients accounted for thirty-nine percent (39%) of the Company's revenues for the fiscal year ended June 30, 1998, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. Oracle and Pioneer, the Company's two largest clients during the fiscal year ended June 30, 1998, accounted for approximately thirteen percent (13%) each of the Company's revenues, during the period. Since the Company's clients generally retain the Company on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that the Company's major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on the Company's business, financial condition and operating results. The Company's typical project lasts from two to four weeks in the case of smaller projects and up to five months in the case of larger projects. Once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, the Company's clients may unilaterally reduce their use of the Company's services or terminate existing projects without penalty. The termination of the Company's business relationship with any of its significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, financial condition and operating results.

      FLUCTUATIONS IN QUARTERLY OPERATING RESULTS AND MARGINS; SEASONALITY OF BUSINESS. The Company's operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including timing of the completion, material reduction or cancellation of major projects or the loss of a major client, timing of the receipt of new business, timing of the hiring or loss of personnel, timing of the opening or closing of an office, the relative mix of high margin creative projects as compared to lower margin production projects, changes in the pricing strategies and business model of the Company or its competitors, capital expenditures and other costs relating to the expansion of operations, and other factors that are outside of the Company's control. Operating results could also be materially adversely affected by increased competition in the Company's markets. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost full time employees versus higher cost independent contractors. The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. The
Company's revenues may be somewhat higher during certain quarters of the Company's fiscal year reflecting the trends of its clients preparing marketing campaigns for products launched in anticipation of fall trade shows and the holiday season. The Company's revenues for the first calendar quarter tend to be somewhat lower because many clients have expended most of their marketing budgets prior to the end of the calendar year and do not release funds from the next calendar year's marketing budget until mid to late January. The Company expects this seasonality to continue in the future. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

      MANAGEMENT OF GROWTH; RISKS ASSOCIATED WITH EXPANSION. The Company's business has grown rapidly in recent periods and its customer base has expanded significantly. In the last year, the Company has opened new offices in Boston, San Francisco, Seattle, the United Kingdom and Bulgaria; continued the integration of several companies into one corporate organization; and has increased the size of each of its offices in Los Angeles, New York and Atlanta. The Company expects that the number of its employees will continue to grow and that both existing and new management personnel will increase their responsibilities. The Company's success depends on the ability of its executive officers and other members of senior management to operate effectively, both independently and as a group. This continued growth is expected to continue to strain the Company's existing operational, financial and management information systems.

      The Company also intends to expand its operations into international markets. However, the Company has only two offices outside of the United States and has little experience in managing an international network of consulting offices and marketing services to international clients. The Company expects to incur significant costs in pursuit of these activities. If revenues from international consulting offices are not adequate to offset the expenses of establishing and maintaining them, or if the Company is unable to market its services to international clients, the Company's business, results of operations and financial condition could be materially adversely affected. The Company may not be able to establish and maintain international offices or market its services to international clients.

      There  are  also  certain   risks   inherent  in  doing   business  on  an
international level. These risks include:

o         unexpected changes in regulatory requirements,
o         export and import restrictions,
o         tariffs and other trade barriers,
o         difficulties in staffing and managing foreign operations,
o potentially adverse differences in business customs, practices, and norms,
o         longer payment cycles,
o         problems in collecting accounts receivable,
o         political instability,
o         fluctuations in currency exchange rates,
o         software piracy,
o         seasonal reductions in business activity,
o         potentially adverse tax consequences.

One or more of these factors may materially adversely affect the Company's future international operations and, consequently, the Company's business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In addition, the Company plans to expand its offerings of integrated marketing communication services and products. There can be no assurance that the Company will be successful in identifying new services or products that will be attractive to clients or that such services or products will ultimately generate revenues in excess of the costs of introducing them. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. The Company may be unable to manage its recent or any future expansions effectively, and any inability to do so would have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company may be unable to sustain the rates of growth that it has experienced in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      DEVELOPING MARKET FOR INTEGRATED SOLUTIONS; UNCERTAIN ADOPTION OF THE COMPANY'S INTEGRATED SOLUTIONS. The Company's future growth depends on its ability to increase the amount of revenue it derives from providing integrated marketing and communication solutions to its customers. The Company's marketing and communication solutions use a variety of marketing and communication channels, including the Internet, intranets, extranets and other new media, as well as other traditional forms of marketing, such as print and broadcast media. The market for integrating marketing and communication through new media is new and rapidly evolving. It is characterized by an increasing number of new market entrants. Demand and market acceptance for the Company's recently introduced services, and the broader market for marketing and communication through new media, are both uncertain.

      Organizations that have historically relied upon traditional means of marketing and communication generally may need to accept new ways of conducting business and exchanging information if they choose to adopt an integrated solution to facilitate such marketing and communication. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new strategy that may make their existing resources and infrastructure less useful.

      RISKS ASSOCIATED WITH ACQUISITIONS. As part of its business strategy, the Company expects to acquire companies that are complementary to the Company. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of businesses including: the difficulty of assimilating the operations and personnel of the acquired businesses, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired personnel and clients, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of any integration of new management personnel. In fiscal 1998, the Company acquired four new companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition to the integration challenges presented by these and earlier acquisitions, the Company expects that it will continue to pursue a growth strategy predicated in part on additional acquisitions, some of which may be dilutive to existing Company stockholders if the acquisitions are paid for in whole or in part with shares of Common Stock. The Company closed the operations of two of its subsidiaries at the end of fiscal 1997. In addition, the Company has eliminated and is continuing to eliminate portions of the businesses that it has acquired that no longer fit its business model. Consequently, the Company's prior acquisitions or any potential acquisitions may have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      PROJECT PROFIT EXPOSURES. The Company generates the substantial majority of its revenues through project fees on a fixed-fee for service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. Although the majority of the Company's projects typically last four to six weeks and therefore each individual short-term project creates less exposure than a long-term fixed-price contract, in the event the Company does not accurately anticipate the progress of a number of significant revenue-generating projects it could have a material adverse effect on the Company's business, operating results and financial condition.

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

      DEPENDENCE ON PROPRIETARY TECHNOLOGIES. The Company regards certain of its products and technologies, including its software applications, as proprietary. The Company relies upon a combination of trademark, copyright and trade secret law, together with non-disclosure and invention assignment agreements, to establish and protect its proprietary rights. Much of the Company's proprietary information may not be patentable, and the Company does not currently possess any patents. The Company's current intellectual property rights may not afford meaningful protection and the Company's competitors may independently develop technologies that are substantially equivalent or superior to the Company's technologies. Others may infringe the Company's proprietary rights or assert claims that the Company's technologies infringe their proprietary rights. Litigation concerning the alleged violation of intellectual property rights is inherently uncertain and could result in significant costs to the Company, even if any such claims are not valid.

      PROBLEMS WITH SYSTEM SECURITY. The Company currently operates servers and maintains Internet connectivity from all of its offices. Although the Company has implemented network security measures, such as limiting physical and network access to its routers, the Company's Internet infrastructure could be vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to the Company's Internet customers. Further, inappropriate use of the Internet could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other entities connected to the Internet. This may deter customers and give rise to potential liability to users whose security or privacy has been infringed.

      RISK OF SYSTEM FAILURE. The Company's success depends on its ability to deliver high quality, uninterrupted Internet hosting. Therefore, THINK must protect its computer equipment and the information stored in its servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, results of operations and financial condition. In particular, a failure at its New York offices, if prolonged, could result in reduced revenues, loss of customers and damage to the Company's reputation. The Company has an aggressive and stable back-up plan that encompasses daily full backups of all server platforms - both inter-company and hosting devices. The Company has contracted an off-site storage vendor to store the backup off-site in an elements-proof storage facility outside the New York City area. This rotation occurs on a weekly basis, thus at any time we have the ability to retrieve the data back onsite if there is ever a need to do so. This facility also provides multiple network environments if ever the need arose to duplicate a server at their location due to the inability to do so at THINK (fire, flood, etc.). The automated backup process is only accessable by the Systems Operations Manager, the Senior NT Administrator and the Manager of Hosting Operations all senior members of THINK's Corporate Technology Services Department. Any of these events could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company carries property and business interruption insurance to cover its operations, the coverage may not be adequate to compensate the losses that may occur.

      RISK OF LOSS DUE TO FIXED FEE-FOR-SERVICE PRICING. The Company generates most of its project revenues on a fixed fee-for-service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost-reimbursable contracts. Failure to document the project properly, anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. However, if the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, the Company's business, results of operations and financial condition could be materially adversely affected.

      POTENTIAL  LIABILITY  TO  CLIENTS.   Many  of  the  Company's   consulting
engagements involve the development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations could injure the Company's business reputation or result in a claim for substantial damages against the Company, whether or not the Company is responsible for such failure. The Company attempts to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering its services. However, these contractual protections may not be enforceable in all instances and may not otherwise fully protect the Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors and omissions. Nevertheless, this coverage may not continue to be available on reasonable terms and may not be available in amounts sufficient to cover one or more large claims. In addition, the insurer may disclaim coverage as to any future claim. The Company's business, results of operations and financial condition may be materially adversely affected if one or more large claims are asserted against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases.

      YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields must accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with this compliance. Although the Company believes that its systems are Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problem of the Company, its customers or the Internet infrastructure could result in a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company's executive and administrative offices are located in New York, New York. The Company also maintains offices in Los Angeles and San Francisco, California; Atlanta, Georgia; Boston, Massachusetts; Seattle, Washington; London, United Kingdom and Sophia, Bulgaria.

      The New York facilities consist of approximately 20,000 square feet on two floors in midtown Manhattan. The office space is currently leased for $290,000 per annum from October 1, 1996 to September 2001. The rent on the New York facilities will increase to $310,000 per annum from October 1, 2001 to September 30, 2006.

      The Los Angeles, California facility consists of approximately 15,500 square feet of space. The lease is for a term of ten years ending May 31, 2007. The rent for the first three years of the lease is approximately $330,000 per annum. The rent for the remainder of the lease approximately $370,000 per annum.

      The Georgia facility consists of approximately 14,000 square feet of space located in Atlanta. The Company leased this space for a term of five years ending May 15, 2002. The rent for the five years of the lease is approximately $108,000 per annum.

      The Massachusetts facility consists of approximately 16,000 square feet of space located in Stoneham. The current lease expires January 15, 1999. The rent payments for the remaining six and a half months of the lease is approximately $158,000. The Company has negotiated a new lease for 17,500 square feet for new office space in Boston. The new lease is for a term of five years and is effective October 1, 1998. The rent for the lease term is approximately $625,000 per annum.

      The Washington facility consists of approximately 18,542 square feet of space located in Seattle. The lease expires on May 1, 1999. The rent for the remaining eleven months is approximately $300,000.

      The San Francisco, California facility consists of approximately 3,600 square feet of space which is leased through June 30, 2001 at the rate of $5,409 per month, which rate will increase to $5,666 in 1999 and to $5,924 in 2000 and 2001.

      The London facility consists of approximately 2,500 square feet of space which is leased through March 31, 2000 at the rate of $40,000 per annum.

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

      The Company owns no real estate and does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of or interest in persons primarily engaged in real estate activities for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings required to be disclosed pursuant hereto.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to the stockholders of the Company for consideration during the fourth quarter of the fiscal year ended June 30, 1998.

                                   PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

                         MARKET PRICE OF COMMON STOCK

      The Common Stock commenced quotation on Nasdaq under the symbol "THNK" on November 26, 1996 upon consummation of the Initial Public Offering. Prior to that date, there was no public market for the Common Stock. The following table sets forth, for the periods indicated, the high and low transaction prices of the Common Stock as quoted by Nasdaq.

                                                     HIGH             LOW
                                                  -----------    ---------------

Second Quarter 1997 (from November 27, 1996)        $ 7.2500           $ 5.8750
Third Quarter 1997........................            6.2500             3.8750
Fourth Quarter 1997.......................            4.8750             2.5000
First Quarter 1998........................           10.8750             4.0625
Second Quarter 1998.......................           13.0000             7.2500
Third Quarter 1998........................           17.9375             7.6250
Fourth Quarter 1998.......................           39.2500            17.0000
First Quarter 1999 (through September 16,
  1998)...................................           33.2500             6.0630

      As of September 11, 1998, there were 166 holders of record of Common Stock based upon information furnished by Continental Stock Transfer and Trust Company, New York, New York, the transfer agent for the Company's securities. The Company believes, based upon security positions listings, that there are more than 400 beneficial owners of the Common Stock. The sales price of the Common Stock as reported by Nasdaq on September 16, 1998 was $6.47. As of September 11, 1998, there were 8,440,698 shares of Common Stock outstanding.

      The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.

      During the fiscal year ended June 30, 1998, in connection with the BBG Acquisition, the H/N Acquisition, the Interweb Acquisition and the UbiCube Acquisition, the Company issued an aggregate of 1,185,390 shares of Common Stock pursuant to Section 4 and Regulation D of the Securities Act of 1933. More specific descriptions of each of these transactions is provided under the sections hereof entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions."

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 7 hereof. This section and other parts hereof contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Business--Factors Affecting Operating Results and Market Price of Stock" commencing on page 8.

OVERVIEW

      The Company was incorporated in January 1996 and commenced operations in June 1996 upon completion of its acquisitions of Internet One, Creative Resources, Mednick Group, Goodman Group, On Ramp and NetCube (previously defined as the "Founding Companies"). In fiscal 1997, the Company acquired Fathom, and in fiscal 1998, the Company acquired BBG, Herring/Newman, Interweb and UbiCube. See Note 2 to the Company's Consolidated Financial Statements.

      The combination of the Mednick Group, the Goodman Group, Internet One, Creative Resources and NetCube was accounted for using the pooling of interests method of accounting. Accordingly, the Consolidated Financial Statements of the Company have been prepared as if each of the foregoing entities had been a part of the Company since the respective dates of each such entity's inception. The Company's acquisitions of On Ramp, Fathom, BBG, Herring/Newman, Interweb and UbiCube were accounted for using the purchase method of accounting. Accordingly, the results of operations of each of the foregoing have been included in the Consolidated Financial Statements of the Company since the respective date of each such acquisition. As a result of these purchase method acquisitions, the Company's financial statements may lack comparability from period to period.

      The Company provides integrated marketing, communications and technology solutions enabling clients to utilize the Internet and other interactive technologies to enhance their competitive position. The Company focuses on identifying opportunities for companies to restructure their marketing and distribution strategies around interactive technologies and implementing creative solutions to deliver their messages with the greatest impact. The Company's solutions incorporate various technologies including customized interactive applications, e-commerce and e-catalog technology, consumer modeling and response technology and database development. The Company integrates its core expertise through a standardized process that begins with strategic planning and consulting and continues through implementation and post-implementation review and maintenance. The Company's solutions are intended to help clients determine and implement their business strategies, build brand awareness, and effectively communicate information to their internal and external constituents.

      The Company approaches each client engagement utilizing its standard proprietary methodology, the THINK Vision Process (described more fully below). Utilizing this process, the Company thoroughly researches a client's business to determine the effectiveness of existing communications programs and how such programs may be improved and integrated into an interactive strategy that is intended to help clients gain a competitive advantage in a changing business landscape. See "Business."

      The Company has historically generated revenue from both traditional marketing and interactive media services including Website development and hosting, corporate internal communications solutions, database marketing, corporate identity and product branding and packaging, advertising and media placement services, and interface solutions that provide high-speed access via the Internet to off-line databases. Although the Company derives revenues from both traditional marketing and interactive media services, management of the Company assesses the performance of the internal organization and makes operational decisions on the Company as one integrated client service business. Revenues from these services have been derived on a project-by-project basis, which tends to cause fluctuations in revenues between reporting periods. Substantial portions of those revenues have been from fixed fee contracts for services to be delivered. It is anticipated that project revenue will continue to be a significant component of total revenues and therefore revenue may continue to fluctuate significantly from period to period.

      The Company generally provides Website design and development and traditional marketing services under contracts that vary in duration from two to four weeks in the case of smaller projects and up to five months in the case of larger projects. In connection with Website design and development, the Company typically enters into twelve-month arrangements providing for maintenance, content updates of Websites and hosting of a client Website on the Company's servers. Revenues from contracted services are generally recognized using the percentage of completion method based upon the ratio of costs incurred to total estimated costs of the project. Revenues from hosting, maintenance and updates are recognized as the services are provided.

      The Company's strategy is to concentrate its future on the expansion of its interactive marketing services and, as a result, revenues from traditional advertising services are anticipated to decrease in importance in 1999 and future years. As a part of this strategy the Company decided in April 1998, to dispose of its traditional graphic design departments, and in the fourth quarter of 1998 recorded a restructuring charge of $921,000 for the costs associated with that disposal. Revenues and operating losses generated from the graphic design and digital output businesses located in Atlanta, Los Angeles and Boston are included in the results of operations for fiscal 1998 and, to the extent that they are unlikely to reoccur in fiscal 1999, may make the fiscal 1998 results of operations not indicative of future periods.

      Part of the Company's overall business strategy is to continue to increase the percentage of revenue that is recurring and to continue to increase the number of services provided to a particular client. The Company is implementing this strategy by increasing its over-all marketing and cross-marketing efforts.

      Another part of the Company's business strategy is to grow through the acquisition and integration of synergistically compatible businesses. The
Company believes that there will be a consolidation among technology-based marketing solution providers and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In addition to its recent acquisitions, the Company continues to pursue acquisition opportunities and has undertaken discussions with several companies engaged in businesses that are complementary or supplementary to those of the Company. The Company's acquisition strategies continue to focus on acquiring companies that will be integrated into Company's existing infrastructure, enabling the Company to acquire access to additional product or service offerings, experienced management that can contribute to building the business in a profitable manner, and provide international expansion, such as that achieved in Europe through the UbiCube Acquisitions. Throughout the coming years the Company expects to continue its focus on growth opportunities through new clients, expanded representation of existing clients and business acquisition. The Company will look to continue to maximize the use if its resources by the divestiture of non-strategic businesses and investment in those portions of the business offering the highest returns.

RESULTS OF OPERATIONS - YEARS ENDED JUNE 30, 1998 AND 1997

REVENUES

      Consolidated revenues were $42,644,000 in fiscal 1998, an increase of $25,208,000 or 145% from revenues of $17,437,000 in fiscal 1997.

      Of the  overall  increase  in  revenues,  $6,700,000  is the result of the inclusion of the operations of BBG, Interweb, Herring/Newman and Ubicube (the "1998 Acquisitions"). In addition, the Company's acquisition of Fathom in the last month of fiscal 1997 accounted for $11,600,000 of the increase in revenues and the closures of NetCube and Internet One in fiscal 1997 caused a reduction of $1,250,000. The balance of revenue increase of $8,158,000 was attributable to increased business generated by the Company's interactive marketing and communications services.

OPERATING RESULTS

      Operating loss for fiscal 1998 increased $20,000,000 to $27,400,000 from $7,400,000 in fiscal 1997, primarily as a result of an increase of $27,300,000 from restructuring and non-cash charges (stock compensation and purchased research and development) recorded in fiscal 1998 as compared to fiscal 1997. Excluding the consideration of such charges from both 1998 and 1997, operating income improved by approximately $8,300,000 principally as the result of the increase in revenues and a decline in direct salaries and related expenses as a percentage of revenues.

DIRECT SALARIES AND RELATED EXPENSES

      Direct salaries and related expenses consist primarily of wages and associated payroll costs and benefits for permanent and temporary employees. Direct salaries and related expenses increased $4,557,000 or 73.4% to $10,764,000 or 25.2% of revenue in fiscal 1998 from $6,207,000 or 35% of revenue in fiscal 1997. The 1998 Acquisitions accounted for $2,809,000 of the increase, while the closures in fiscal 1997 of the NetCube and Internet One operations provided a $1,138,000 reduction. The remainder of the increase was due to expansion of the Company's marketing, technology, client service and creative functions to meet the requirements of the growth in assignments that produced the increase in revenues. Direct salaries and related expenses declined as a percentage of revenues due to better utilization of multi-skilled employees and higher margin projects in fiscal 1998, specifically in strategic marketing and consulting. Certain specific or types of assignments may carry higher or lower margins, as a result of which future periods may not reflect as favorable a relationship between revenues and direct costs.

OTHER DIRECT EXPENSES

      Other direct expenses consist of contract labor, travel and production expenses associated with providing services to clients. Other direct expenses increased $8,164,000 to $12,856,000 in fiscal 1998 from $4,692,000 in fiscal
1997. The increase in fiscal 1998 is due to the inclusion of the operations of the 1998 Acquisitions as well as production related costs associated with the Company's higher level of revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses consist of marketing expenses, technology costs (hardware and software purchases and leasing) and telecommunications costs for Internet access. Selling, general and administrative expenses also includes corporate expenses such as insurance, personnel costs for finance and administration, accounting and legal fees, management information systems, and employee benefits. Selling, general and administrative expenses increased by $3,781,000 to $14,445,000 in fiscal 1998 from $10,664,000 in fiscal 1997. The 1998 Acquisitions accounted for $1,499,000 of such increase, while the closures of NetCube and Internet One in fiscal 1997 reduced these expenses by $1,714,000. The net remaining increase of $4,086,000 reflects increases in occupancy expenses, corporate executive and administrative salaries required to support the Company's growth. As a percentage of revenues, selling, general and administrative expenses declined to 33.9% in 1998 from 61.2% in 1997 as the growth in the Company's revenues created efficiencies and economies of scale.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $1,208,000 to $2,827,000 in fiscal 1998 from $1,619,000 in fiscal 1997. The increase in fiscal 1998 is primarily due to the amortization of goodwill related to the 1998 Acquisitions which in the aggregate amounted to $1,400,000. The increase in fiscal 1998 also includes the amortization of additions to capitalized software of $92,400. The 1998 amortization includes $1,200,000 of goodwill amortization resulting from the purchase of On Ramp which has been fully amortized.

STOCK COMPENSATION EXPENSE

      ESCROW SHARES. In fiscal 1998, the Company recorded a one-time charge of $21,700,000 as the result of the release to certain stockholders of the Company of the shares of Common Stock owned by such stockholders which were placed in escrow at the time of the Initial Public Offering (the "IPO Escrow"). These shares were subject to release upon the attainment of any one of certain performance targets by the Company, including a market price target of $20 per share for forty consecutive business days, which was achieved in the fourth quarter of fiscal 1998. See "Certain Relationships and Related Transactions."

      STOCK ACCELERATION. In the fourth quarter of fiscal 1998, the Company reached a settlement agreement, as amended, with Scott A. Mednick, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in connection with his resignation from such positions. Pursuant to the terms of the amended agreement, the Company accelerated the exercise dates of options to purchase up to 60,000 shares of Common Stock granted to Mr. Mednick. As a result, the Company recorded a $1,400,000 non-cash charge for the difference between the exercise price for such options and the market price of the underlying Common Stock as of the settlement.

RESTRUCTURING COSTS

      In April 1998, the Company formalized a decision to dispose of its traditional graphic design departments and in connection therewith recorded a restructuring charge of $921,000 for costs associated with that closure. As part of the restructuring plan, approximately 25 employees were terminated in the fourth quarter of fiscal 1998 and the charge includes $500,000 for severance and other related personnel costs and approximately $421,000 for lease liabilities and other occupancy and facilities related costs. The Company also recorded restructuring costs in fiscal 1997 of $1,732,000 in connection with its decision to cease operations of Internet One in Colorado and NetCube in New Jersey.

PURCHASED RESEARCH AND DEVELOPMENT EXPENSE

      In its fiscal 1998 acquisitions of Interweb and UbiCube the Company acquired, among other things, the research and development being conducted by those companies on the development of certain software products. Since these research and development projects were in process for products that had not yet reached technological feasibility and since the efforts, except for those products, would have no other alternative future use, the Company was required by generally accepted accounting principles to charge a portion of the purchase price, representing the fair value of the research to date, to expense. On such basis, the Company charged $4,700,000 and $500,000 of the purchase prices of Interweb and UbiCube, respectively, to research and development expense.

NET INTEREST INCOME

      Net interest income was $199,000 in fiscal 1998 and $152,000 in fiscal 1997. Interest expense decreased in fiscal 1998 to $89,000 from $134,000 in fiscal 1997. The decrease in fiscal 1998 was primarily due to savings resulting from the elimination of debt through the conversion of an amount outstanding under a certain convertible promissory note. See "Certain Relationships and Related Transactions."

TAXES ON INCOME

      The Company recorded income tax provisions of $339,000 in fiscal 1998 and $246,000 in fiscal 1997. The 1998 income tax provision represents certain state income taxes, while the 1997 provision results from both state income taxes and a change in the valuation allowance. Valuation allowances of 100% have been established for the Company's net federal and state deferred tax assets, which result principally for net operating loss carryforwards which have not yet been reflected in the results of operations. The net operating loss carryforwards differ from the Company's financial reporting losses due to the non-deductibility of the 1998 charges for stock compensation and purchased research and development.

LIQUIDITY AND CAPITAL RESOURCES

      Through fiscal 1997, the Company financed its operations with the proceeds of bank borrowings, the private placement of debt and equity securities, and the proceeds of the Initial Public Offering. In fiscal 1998, the Company financed its operations, the cash requirements of its acquisitions and an overall reduction in its interest-bearing debt, principally through the cash generated by operations.

      During fiscal 1996, the Company entered into a series of transactions in order to fund the operations of the Founding Companies and to prepare itself for the Initial Public Offering. The Company raised $270,000 in a private offering, pursuant to which the Company issued three convertible 10% promissory notes (the "10% Notes"). Proceeds of the private placement were used to cover costs related to the Company's acquisitions of the Founding Companies and the Initial Public Offering. The Company raised an additional $1,800,000 in another private offering, pursuant to which the Company issued several 12% convertible promissory notes (the "12% Notes"). Proceeds received by the Company, after deducting placement fees and other expenses, totaled $1,582,500. Approximately, $1,000,000 of the funds received from this private placement was loaned to On Ramp in order to complete a transaction in which On Ramp redeemed outstanding shares of its common stock. The remaining funds received from this private placement were used to provide working capital for On Ramp and Internet One.

      In August 1996, the Company received net proceeds of $4,948,000 through the issuance of 938,667 shares of Common Stock to Omnicom. Proceeds raised from the Omnicom Transaction were used by the Company to retire the nonconvertible portion of the outstanding principal and accrued interest under the 10% Notes and 12% Notes (aggregating $1,880,505), to repay certain other corporate debt and outstanding obligations, to fund the operations of the Founding Companies and to cover expenses and costs incurred in connection with the acquisitions of the Founding Companies and the Initial Public Offering.

      In November 1996, the Company completed the Initial Public Offering, which has provided significant working capital to the Company and the Subsidiaries. The Company issued 2,150,000 shares of Common Stock and received net proceeds from the Initial Public Offering of $11,973,000.

       In fiscal 1998, the Company received $1,066,000 from the exercise of stock options granted under the Company's 1997 Plan (as hereinafter defined).

      The Company's operations generated cash flows of $10,049,000 in fiscal 1998 due principally to the inclusion in net loss of the non-cash charges of $23,043,000 for stock compensation and $5,200,000 for purchased research and development, together with increase in accounts payable and accrued expenses of $6,094,000. Accounts payable and accrued expenses increased at June 30, 1998 due to the timing of media and vendor payments, which is the result of increased business. The Company expects that its level of accounts payable will decrease, using cash from operations.

      Net cash used in operating activities for fiscal 1997 of $7,849,000 resulted primarily from a net loss of $7,571,000 combined with an increase in accounts and unbilled receivables of $4,336,000 and $2,200,000, respectively, offset in part by noncash charges for (i) depreciation and amortization of $1,619,000 (including amortization of intangibles of $1,297,000), (ii) restructuring costs of $1,732,000, and (iii) a combined increase in accounts payable and accrued expenses of $1,843,000. The increase in unbilled receivables is principally due to two Website development projects undertaken by On Ramp for which significant work has been performed in advance of the dates billings are permitted under the contracts. Accounts receivable increased primarily due to the increased volume of work performed by On Ramp and an increase in the aging of accounts receivable.

      At June 30, 1998, the Company had cash and cash equivalents of $7,650,000 and net working capital of $6,869,000 compared to net working capital of $8,079,000 at June 30, 1997. The $1,210,000 decrease in net working capital reflects an increase in the cash used in fiscal 1998 for investing activities, including acquisitions.

      The Company's investing activities utilized cash of $4,938,000 in fiscal 1998, including $3,441,000 used to finance portions of the BBG Acquisition and the HN Acquisition and $2,828,000 expended on equipment and software development. The cash used in investing activities increased from $3,327,000 in fiscal 1997 principally due to the cash acquisition expenditures, and the increase in capital expenditures caused by the overall increase in the scope of the Company's operations. These increases in investing cash outflows were partially offset by cash provided by the Company's operations. These increases in investing cash outflows were partially offset by cash provided by the

Company's sale of the marketable securities held at the end of fiscal 1997 as the result of the temporary investment of the proceeds of the Initial Public Offering.

      Financing activities in 1998 utilized cash of $908,000 principally to reduce bank and related party debt by an aggregate of $1,518,000 and pay capital lease installments of $455,000, partially funded by $1,065,000 received upon the exercise of stock options granted by the Company. The cash generated from financing activities of $14,198,000 in fiscal 1997 reflects receipt of the proceeds of the Company's private and public offerings of securities during such year.

      The Company believes that cash generated by its operations in 1999 will be sufficient to fund its operations, pay required debt and capital lease obligations, and continue the Company's strategy growth through acquisitions. However, there can be no assurance that such cash requirements can be funded totally from operations, and in particular, the cash required for acquisitions that cannot be structured solely with common stock or deferred payments. The Company may be required to seek additional sources of capital to facilitate transactions that require significant cash payments. There can be no assurance that such additional capital would be available when needed, and the inability to obtain such financing could adversely affect the Company's pursuit of its strategies.

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

IMPACT OF YEAR 2000

      The Year 2000 issue is a result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as the year 1900 rather than 2000. The Company is addressing this risk to the availability and integrity of its financial systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company's assessment of its systems will be completed during fiscal 1999. Additionally, the Company has provided its clients and vendors with the tools needed to perform their Year 2000 compliance initiatives. Due to the Company having state of the art computer systems, no hardware upgrade will be required. The Company's primary focus is the state of readiness of the Internet infrastructure and is working with the Internet Engineering Task force ("IETF"), of which the Company is a member, Cisco Systems and Worldcom to ensure mitigation of risk with redundant and Year 2000 compliant infrastructure. Additionally, the Company is working with and seeking Year 2000 compliance statements from its software vendors, such as Microsoft, Sun Microsystems and Apple. The Company estimates the total direct amount to remediate the Year 2000 issue to be immaterial to the Company's results of operations or financial condition. All costs will be expensed as incurred, unless new software is purchased which will be capitalized.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999, and in general, requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS No. 133 will not have a material affect on its consolidated financial statements.

ITEM 7.     CONSOLIDATED FINANCIAL STATEMENTS


                    THINK New Ideas, Inc. and Subsidiaries

                  Index to Consolidated Financial Statements




                                                                    PAGE

Report of Independent Auditors, Ernst & Young, LLP...................F-2

Report of Independent Certified Public Accountants, BDO Seidman, LLP.F-3

Consolidated Financial Statements:

  Consolidated Balance Sheets........................................F-4

  Consolidated Statements of Operations..............................F-5

  Consolidated Statements of Shareholders' Equity....................F-6

  Consolidated Statements of Cash Flows..............................F-7

  Notes to Consolidated Financial Statements.........................F-8

                        Report of Independent Auditors

Board of Directors
  THINK New Ideas, Inc.

We have audited the accompanying consolidated balance sheet of THINK New Ideas, Inc. and subsidiaries (the "Company") as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THINK New Ideas, Inc. and subsidiaries as of June 30, 1998 and the consolidated results of their operations and their cash flows for the year in the period then ended, in conformity with generally accepted accounting principles.


                                                          /s/ ERNST & YOUNG LLP
                                                          ----------------------
                                                            ERNST & YOUNG LLP

New York, New York
August 5, 1998

              Report of Independent Certified Public Accountants

Board of Directors
  THINK New Ideas, Inc.

We have audited the accompanying consolidated balance sheet of THINK New Ideas, Inc. and subsidiaries (the "Company") as of June 30, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THINK New Ideas, Inc. and subsidiaries as of June 30, 1997 and the consolidated results of their operations and their cash flows for the year in the period then ended, in conformity with generally accepted accounting principles.




                                                            /s/ BDO Seidman, LLP
                                                            --------------------
                                                              BDO Seidman, LLP

New York, New York
September 19, 1997

                     THINK New Ideas, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       June 30
                                                                       ----------------------------------------
                                                                              1998                  1997
                                                                       -------------------    -----------------
Assets
Current assets:
   Cash and cash equivalents                                              $   7,653,576          $   3,451,347
   Marketable securities                                                              -              1,321,722
   Accounts receivable, net of allowance for doubtful accounts
     of $ 1,019,475 in 1998 and $614,137 in 1997                             14,431,288              9,314,851
   Unbilled receivables                                                       3,455,181              2,497,389
   Prepaid expenses and other current assets                                    715,574                535,307
                                                                       -------------------    -----------------
Total current assets                                                         26,255,619             17,120,616

Property and equipment, net                                                   5,682,059              2,285,620
Capitalized software, net                                                     1,858,370                131,253
Goodwill, net of accumulated amortization of $2,534,207 in 1998
   and $1,098,938 in 1997                                                    17,344,798              1,502,562
Other assets                                                                  1,112,225                362,119
                                                                       -------------------    -----------------
Total assets                                                              $  52,253,071          $  21,402,170
                                                                       ===================    =================

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                       $   9,912,683          $   2,647,833
   Accrued expenses                                                           3,414,977              2,201,099
   Accrued restructuring costs                                                  307,482              1,135,000
   Media payable                                                              3,407,266                953,556
   Income taxes payable                                                         566,578                 40,571
   Bank payable                                                                 491,915                      -
   Due to related party                                                         591,946              1,906,512
   Current portion of obligations under capital leases                          693,619                156,867
                                                                       -------------------    -----------------
Total current liabilities                                                    19,386,466              9,041,438
Obligations under capital leases                                                260,645                264,372
Convertible promissory note payable to related party                                  -                515,760
Other long-term liabilities                                                     102,548                206,250
                                                                       -------------------    -----------------
Total liabilities                                                            19,749,659             10,027,820

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.0001 par value; 5,000,000 shares authorized;
     none issued and outstanding                                                      -                      -
   Common stock, $.0001 par value; 50,000,000 shares authorized;
     8,433,656 and 6,536,667 shares issued in 1998 and 1997,                        843                    654
     respectively
   Additional paid-in capital                                                67,731,946             19,050,174
   Accumulated deficit                                                      (35,229,377)            (7,676,478)
                                                                       -------------------    -----------------
Total shareholders' equity                                                   32,503,412             11,374,350
                                                                       ===================    =================
Total liabilities and shareholders' equity                                $  52,253,071          $  21,402,170
                                                                       ===================    =================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THINK New Ideas, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                                  Year ended June 30
                                                        ----------------------------------------
                                                               1998                 1997
                                                        -------------------  -------------------

  Revenues                                                $   42,644,405       $  17,436,847

  Operating expenses:
     Direct salaries and related expenses                     10,764,109           6,207,371
     Other direct expenses                                    12,856,128           4,691,563
     Selling, general and administrative expenses             14,445,056          10,663,941
     Depreciation and amortization                             2,827,391           1,619,104
     Stock compensation expense                               23,043,450                   -
     Restructuring costs                                         920,610           1,732,000
     Purchased research and development expense                5,200,000                   -
                                                        -------------------  -------------------
  Operating loss                                             (27,412,339)         (7,477,132)

  Interest income, net                                           199,274             151,869
                                                        -------------------  -------------------
  Loss before taxes on income                                (27,213,065)         (7,325,263)
  Provision for income taxes                                     339,834             245,900
                                                        -------------------  -------------------
  Net loss                                                $  (27,552,899)      $  (7,571,163)
                                                        ===================  ===================
  Net loss per share-basic and diluted                            $(4.36)             $(1.63)
                                                        ===================  ===================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THINK New Ideas, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity



                                                                                             Retained
                                                        Common Stock         Additional      Earnings
                                                  -------------------------   Paid In       Accumulated
                                                     Shares       Amount      Capital        Deficit)        Total
                                                  ---------------------------------------------------------------------
Balance at June 30, 1996                             2,894,673       289       1,334,630      (105,315)     1,229,604
   Issuance of common stock in connection with
     private placement                                 938,667        94       4,947,968             -      4,948,062
   Conversion of convertible debt                      433,327        44         189,452             -        189,496
   Issuance of common stock pursuant to initial
     public offering                                 2,150,000       215      11,972,636             -     11,972,851
   Issuance of common stock in connection with
     acquisition -Fathom                               120,000        12         442,488             -        442,500
   Issuance of stock options to nonemployee                  -         -         163,000             -        163,000
     directors
   Net loss for the year                                     -         -               -    (7,571,163)    (7,571,163)
                                                  ---------------------------------------------------------------------
Balance at June 30, 1997                             6,536,667       654      19,050,174    (7,676,478)    11,374,350
   Issuance of common stock for services rendered       75,000         8         359,368             -        359,376
   Issuance of stock options for consulting                  -         -          86,500             -         86,500
     services
   Issuance of common stock in connection with
     acquisitions                                    1,416,867       141      23,538,845             -     23,538,986
   Issuance of common stock on exercise
     of stock options                                  181,713        18       1,065,665             -      1,065,683
   Conversion of convertible promissory note            79,697         8         587,958             -        587,966
   Issuance of common stock on exercise
     of warrants                                       143,712        14             (14)            -              -
   Acceleration of stock option vesting                      -         -       1,387,200             -      1,387,200
   Common stock released from escrow to founders             -         -      21,656,250             -     21,656,250
   Net loss for the year                                     -         -               -   (27,552,899)   (27,552,899)
                                                  =====================================================================
Balance at June 30, 1998                             8,433,656      $843     $67,731,946  $(35,229,377)  $ 32,503,412
                                                  =====================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THINK New Ideas, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                          Year Ended June 30
                                                                        1998              1997
                                                                  -----------------  ----------------
 Cash flows from operating activities
 Net loss                                                           $(27,552,899)      $ (7,571,163)
 Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                      1,341,470            322,085
    Amortization of intangibles and deferred financing costs           1,485,921          1,297,019
    Deferred income taxes                                                      -            140,000
    Bad debt expense                                                     317,588            428,137
    Restructuring charges                                                920,610          1,732,000
    Consulting fees                                                            -            369,250
    Stock compensation expense                                        23,043,450                  -
    Purchased research and development                                 5,200,000                  -
    Changes in assets and liabilities, excluding effects of acquisitions:
      Accounts receivable                                                945,404         (4,335,664)
      Unbilled receivables                                              (878,611)        (2,200,486)
      Accounts payable and accrued expenses                            6,094,396          1,842,772
      Accrued restructuring                                           (1,706,867)                 -
      Media payable                                                      984,182            500,597
      Income tax payable                                                (161,627)                 -
      Other assets and liabilities                                        15,897           (373,492)
                                                                    ---------------    --------------
 Net cash provided by (used in) operating activities                  10,048,914         (7,848,945)
                                                                    ---------------    --------------

 Cash flows from investing activities
 Additions to software development costs                                (577,770)          (518,315)
 Purchases of property and equipment                                  (2,240,529)        (1,487,435)
 Sales and (purchases) of marketable securities                        1,321,722         (1,321,722)
 Acquisitions, net of cash acquired                                   (3,441,744)                 -
                                                                    ---------------    --------------
 Net cash (used in) investing activities                              (4,938,321)        (3,327,472)
                                                                    ---------------    --------------

 Cash flows from financing activities
 Proceeds from issuance (repayment) of promissory notes                        -         (1,880,505)
 Deferred offering costs                                                       -           (272,240)
 Net Repayments on operating lines of credit and short-term debt        (203,861)           (70,000)
 Proceeds from private placement                                               -          4,948,062
 Issuance of common stock                                              1,065,683                  -
 Proceeds from initial public offering                                         -         11,972,851
 Payments on capital leases                                             (455,620)                 -
 Payments on amounts due to related party                             (1,314,566)          (500,000)
                                                                    ---------------    --------------
 Net cash (used in) provided by financing activities                    (908,364)        14,198,168

 Net increase in cash and cash equivalents                             4,202,229          3,021,751
 Cash and cash equivalents, beginning of year                          3,451,347            429,596
                                                                    ===============    ==============
 Cash and cash equivalents, end of year                              $ 7,653,576       $  3,451,347
                                                                    ===============    ==============

 Supplemental cash flow information Cash paid during the year for:
    Income taxes                                                     $   264,232       $    153,010
    Interest                                                              74,958            180,949
 Noncash investing and financing activities:
    Issuance of common stock for acquisitions                         23,538,986            442,500
    Conversion of convertible promissory notes into common stock         587,966            189,496
    Purchase of equipment by capital leases                              988,645            421,439
    Issuance of common stock and options as finders fee to
      consultant for acquisitions                                        445,868                  -


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    THINK NEW IDEAS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company was incorporated in January 1996, and commenced operations on June 30, 1996 upon combination of the Company with the Mednick Group, Creative Resources, the Goodman Group, Internet One, and NetCube, each of which had been previously engaged in providing various marketing and communications services. The combination of these five companies into the Company was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements of the Company are prepared as if each of these companies had been a part of the Company from inception of such companies. As hereinafter used, the term "Company" shall include the Company's subsidiaries, as the context may require.

The Company provides marketing and communication services that include traditional services, such as advertising, graphic design (discontinued April 1998; see Note 12) and "new media" advertising services including the design and development of internet web sites and related tools. The company considers its operation to comprise a single business segment under Statement of Financial Accounting Standards ("SFAS") No. 14.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are wholly owned, (See Note 2 below). All intercompany accounts and transactions are eliminated in consolidation.

The Company reports on a June 30 fiscal year.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

The Company uses the straight-line method of depreciation. Property and equipment includes certain assets utilized pursuant to capital leases, which are recorded at the present value of the minimum noncancellable lease payments at the inception of the lease. The estimated useful lives of property and equipment are as follows:

                                  YEARS
                               -------------

Equipment                         3 to 5
Furniture and fixtures            5 to 7

Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

CAPITALIZED SOFTWARE

In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes costs incurred to develop new software products after determination that technological feasibility has been established for the product. Costs incurred prior to the establishment of technological feasibility are charged to expense. Amortization of the costs capitalized begins when the related product is available for general release and is based on current and anticipated future revenues for each product or enhancement, with an annual minimum charge equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. The Company utilizes an estimated life of three years for capitalized software.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles are amortized on a straight-line basis ranging from 2 to 15 years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies (see Note 2) include provisions that would require the Company to issue additional shares (or release additional shares from escrow established at the time of the acquisition) if the acquired company meets certain goals. The value of any such shares issued or released, as of the date issued or released, will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

REVENUE RECOGNITION

Revenues from the design and development of Internet web sites, interactive and traditional marketing services are recognized using the percentage-of-completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amounts billed, and are recorded as assets. Amounts billed in excess of costs incurred are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

Payments received for subsequent maintenance of Internet web sites are deferred and recognized over the period during which the maintenance is provided.

Revenue from advertising and related services is comprised of commissions and fees derived from billings to clients for media and production activities. Commission revenue is recognized primarily when media placements appear on television, radio, or in print. Fee revenue is recognized when services are rendered.

STOCK COMPENSATION

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements

STOCK COMPENSATiON (CONTINUED)

involving nonemployees are accounted for under SFAS No. 123, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123 the Company discloses pro forma net income and net income per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee arrangements.

INCOME TAXES

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using presently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNING PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," effective July 1, 1997. In accordance with the requirements of SFAS No. 123, earnings per share amounts for prior periods have been restated; such restatement had no affect on the previously reported amounts. All share and per share amounts in the consolidated financial statements reflect the effect of the Company's June 1996 stock split and September 1996 and November 1996 reverse stock splits.

Under SFAS No. 128 basic earnings per share excludes any dilution for common stock equivalents and is computed on the basis of net income divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of common stock were exercised or converted, resulting in the issuance of additional shares of common stock that would then share in earnings. However, diluted earnings per share does not consider such dilution if its affect would be to reduce the loss per share ("anti-dilutive").

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, marketable securities, accounts receivables, accounts and notes payable, and short-term debt approximate book value.

CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, marketable securities and accounts receivables. Cash and cash equivalents and marketable securities consist of deposits and money market funds placed with various high credit quality financial institutions.

The Company generates revenue principally from customers located in North America, many of which are large multi-national organizations. Two customers each separately accounted for 13% of consolidated revenues in 1998. During 1997, two customers accounted for 10% and 13%, respectively, of total revenues.

Concentrations of credit risk with respect to receivables is limited due to the geographically diverse customer base. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

RECLASSIFICATIONS

Certain balances in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in fiscal 1999. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 must first be applied in the first quarter of fiscal years that begin after June 15, 1999, and in general, requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS No. 133 will not have a material affect on its consolidated financial statements.

2. BUSINESS ACQUISITIONS

On June 30, 1996, the Company acquired all of the issued and outstanding shares of capital stock of the following entities in exchange for 491,595 shares of the Company's common stock:


                                                      NUMBER OF
                                                    SHARES ISSUED
         ENTITY/DATE OPERATIONS COMMENCED             TO EFFECT
                                                     ACQUISITION
--------------------------------------------------------------------

Scott A. Mednick & Associates, Inc./October 1982       208,084
Creative Resources Agency, Inc./November 1994            3,970
The S.D. Goodman Group/July 1993                        49,623
Internet One, Inc./November 1993                        34,736
NetCube, Inc./February 1978                            195,182

Mednick Group, Creative Resources and Goodman Group provide a wide variety of marketing-related services. NetCube and Internet One are principally providers of new media services. The acquisition of each of these companies has been accounted for using the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity. In connection with these acquisitions, approximately $676,000 of transaction costs and expenses were incurred and have been charged to expense during 1996.

On June 30, 1996, the Company acquired all of the outstanding shares of capital stock of On Ramp, a provider of new media services, in exchange for 231,572 shares of Common Stock. The purchase price of $1,338,000 (includes transaction costs of approximately $750,000, including a $500,000 finder's fee paid to Benchmark Equity Group, Inc., formerly a principal stockholder of the Company) has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The carrying amounts of the tangible assets and liabilities acquired and assumed approximated their fair values, and the excess $2,310,000 of the purchase price over the carrying amounts of net assets acquired as follows:

       Goodwill                                  $2,159,000
       Purchased software and other intangible      251,000
       assets
       Deferred income taxes                       (100,000)
                                                 =============
                                                 $2,310,000
                                                 =============


Goodwill related to this acquisition was amortized over a two year period and is fully amortized at June 30, 1998.

FISCAL 1997 ACQUISITIONS

On May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising Agency, Inc. ("Fathom"), a provider of traditional full service advertising services, from Ketchum Communications, Inc., a wholly-owned subsidiary of Omnicom Group Inc. ("Omnicom"), a principal stockholder of the Company, in exchange for 120,000 shares of the Company's common stock. The purchase price of $442,500, was classified as goodwill and is being amortized over two years.

In November 1997, the Company purchased all of the issued and outstanding capital stock of BBG New Media, Inc., a Massachusetts corporation ("BBG") which provides interactive marketing services. As consideration, the Company paid
$175,000 in cash and issued 303,334 shares of Common Stock to the former stockholders of BBG, valued at $3,602,000. In addition, the Company is required to issue additional shares of Common Stock if BBG achieves certain sales growth rates during the period from November 1, 1998 through October 31, 1999. If such shares of Common Stock are issued, such issuance will increase goodwill. The aggregate purchase price of approximately $4,800,000, including acquisition costs, exceeded the fair value of the net tangible assets acquired by approximately $4,233,000 and was recorded as goodwill and is being amortized using the straight line method over 15 years.

In April 1998, the Company acquired all of the issued and outstanding shares of capital stock of Herring/Newman, Inc., a Washington corporation ("Herring/Newman") engaged in the business of full service advertising. As consideration, the Company issued an aggregate of 127,799 shares of Common Stock, valued at $1,655,000, and paid $400,000 in cash. The Company issued an additional 77,220 shares of common stock, which is being held in escrow. Such escrowed shares shall be released to the former stockholders of Herring/Newman on the first anniversary of the closing date upon the occurrence of certain conditions, including retention of Herring/Newman's largest clients. The amount of such escrow shares will increase goodwill if released. The aggregate purchase price of $3,006,000, which excludes consideration of the escrow shares and includes acquisition costs, exceeded the fair value of the net tangible assets acquired by $2,102,000 and was recorded as goodwill and is being amortized using the straight line method over 15 years.

On June 3, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Interweb, Inc., an Atlanta corporation ("Interweb") which provides web-based solutions to clients. As consideration for the purchase of Interweb, the Company issued 600,000 shares of Common Stock, valued at $11,625,000 and paid $200,000 in cash. The aggregate purchase price, including acquisition costs, exceeded Interweb's net assets (approximately $669,000) by $11,304,000. Of such amount, $4,700,000 was immediately charged to expense as the fair value for software related research and development efforts in process at Interweb for products that had not yet reached technological feasibility and which efforts, except for such products, would have no other alternative future use. The remaining $6,604,000 was allocated as follows:

       Software (developed)                      $1,149,000
       Goodwill                                   5,165,000
       Other                                        290,000
                                                 =============
                                                 $6,604,000
                                                 =============

Goodwill is being amortized using the straight line method over 15 years.

On June 29, 1998, UbiCube Acquisition Corp., ("UAC"), a wholly owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of UbiCube Group, Inc., a Delaware interactive marketing company ("UbiCube") which has offices in London and San Francisco. As a result of the acquisition, UbiCube was merged with and into UAC in exchange for the issuance of 154,257 shares of Common Stock having an aggregate value of approximately $4,000,000, and guaranteed future payments of $2,250,000 through January 15, 2000. In addition, 154,257 shares of Common Stock were placed in escrow and will be released based on the attainment of certain milestones at January 15, 1999, January 15, 2000 and March 1, 2001. In addition, the Company may issue additional shares to the former stockholders of UbiCube of approximately $9,000,000, subject to the attainment of certain revenue and profit targets during the three years ending June 2001. The aggregate purchase price, which excludes shares held in escrow, but includes acquisition costs, exceeded UbiCube's net assets (approximately $600,000) by approximately $6,100,000. Of such amount, $500,000 was immediately charged to expense as the fair value of software related research and development efforts in process for products that had not yet reached technological feasibility and which efforts, except for such products, would have no other alternative future use. The remaining $5,600,000 exceeded the fair value of the net tangible assets acquired and was recorded as goodwill which is being amortized using the straight line method over 15 years.

Each of the acquisitions of Fathom, On Ramp, BBG, Herring/Newman, Interweb and UbiCube has been accounted for using the purchase method of accounting. Accordingly, the results of operations of these companies are included in the consolidated financial statements from their respective dates of acquisition.

The following unaudited pro forma information is presented as if the Company had completed the acquisitions as of the beginning of the preceding and current fiscal years. Such pro forma results exclude, due to their nonrecurring nature, the $4,700,000 and $500,000 charges for in process research and development recorded in connection with the acquisitions of Interweb and UbiCube. The pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at July 1, 1996 or 1997, or of the future results of operations.

                                     1998              1997
                                 -------------     -------------

   Revenue                       $ 53,797,480      $33,024,339
                                 =============     =============
   Net loss                      $(28,958,059)     $(9,333,204)
                                 =============     =============
   Net loss per common shares
     basic and diluted           $      (4.59)     $     (2.01)
                                 =============     =============
   Weighted-average common
     shares outstanding             6,315,087        4,638,337
                                 =============     =============

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

                                               1998         1997
                                           --------------------------

Equipment                                  $6,176,440   $3,065,576
Furniture and fixtures                      1,307,047      660,137
Leasehold improvements                      1,963,924    1,127,519
                                           --------------------------
                                            9,447,411    4,853,232
Less accumulated depreciation and
  amortization                              3,765,352    2,567,612
                                           ==========================
Property and equipment, net                $5,682,059   $2,285,620
                                           ==========================

Included in capital leases is equipment of $1,353,145 and $465,855 with accumulated depreciation of $503,174 and $16,796 under capital leases for fiscal years ended June 30, 1998 and June 30, 1997, respectively.

4. CAPITALIZED SOFTWARE

Capitalized software costs consist of $1,200,000 relating to software acquired on June 3, 1998 in connection with the Interweb acquisition. The remaining $658,370 were for various software products developed during the year.

The estimated useful life for capitalized software costs is three years. Amortization expense for software is approximately $92,400 for fiscal year ended June 30, 1998. Amortization related to Interweb's capitalized software of $1,200,000 will be amortized starting July 1, 1998.

5. CONVERTIBLE PROMISSORY NOTES

During fiscal 1996, Dan Carlisle, the father of the former stockholder of NetCube, extended credit to NetCube. In connection with the Company's combination with NetCube in June 1996, the Company issued a convertible promissory note for the repayment of the principal amount of $515,760 with accrued interest at 8% per annum. The principle and interest on the note was convertible into shares of Common Stock at a conversion price of $7.00 per share with respect to principal and $12.00 per share with respect to accrued interest on the note. Principal and interest on the note, which was due on March 31, 1998, was converted into 73,680 shares of Common Stock (for principal) and 6,017 shares of Common Stock (for interest).

6. BANK PAYABLE

      On April 24, 1998, the Company established a line of credit with the Bank of New York ("BONY"), pursuant to which BONY agreed to permit the Company to borrow $5,000,000 through March 31, 1999. Amounts outstanding from time to time under the line of credit accrue interest at a floating rate based on the prime lending rate of the bank are due and payable (together with interest) on demand. The line of credit is evidenced by a promissory note and is secured by substantially all of the assets of the Company. In addition, amounts outstanding under the line of credit have been guaranteed by each of the Mednick Group and On Ramp. As of June 30, 1998, there was $400,000 outstanding under the agreement with BONY.

      In November 1997, in connection with its acquisition of BBG, the Company entered into an agreement with Medford Bank, which agreement provides for repayment of a loan of $117,000. Amounts outstanding on the loan accrue interest at a rate of 10% per annum and are due and payable on May 13, 1999. The loan was personally guaranteed by the former officers of BBG who are employees of the Company. The outstanding balance under the loan as of June 30, 1998 was $91,915.

7. INCOME TAXES

Taxes on income consist of the following:

                                  1998        1997
                               ------------------------
Current:
  Federal                        $      -    $      -
  State                           339,834     105,900
                               ------------------------
                                  339,834     105,900
                               ------------------------

Deferred:
  Federal                               -     120,000
  State                                 -      20,000
                               ------------------------
                                        -     140,000
                               ========================
Taxes on income                  $339,834    $245,900
                               ========================

The difference between the Federal statutory tax rate and the effective tax rate resulted from the following:

                                  1998        1997
                               ------------------------

Federal statutory tax rate        (34.0)%     (34.0)%
Nondeductible compensation
  and research and
  development expense              32.2           -
State income taxes, net of
  Federal tax benefit                .8         1.4
Change in valuation allowance      (4.3)       39.4
Other items, net                     .5        (3.4)
                               ========================
Effective tax rate                  1.2%        3.4%
                               ========================

Temporary differences which gave rise to the deferred tax assets (liabilities) consisted of the following at June 30:

                                               1998            1997
                                           -------------------------------
Current:
  Accounts receivable                       $       -     $ (95,250)
  Allowance for doubtful accounts             235,000       253,655
  Accounts payable                                  -       176,250
  Nondeductible reserves                      178,000             -
  Accrued compensation                        572,000             -
  Other                                             -        21,600
                                           -------------------------------
Total current                                 985,000       356,255
                                           -------------------------------

Noncurrent:
  Depreciation                                168,000        98,830
  Software development costs and other
   intangibles                               (697,000)      (17,000)
  Net operating loss carryforwards          1,745,000     3,223,600
                                           -------------------------------
Total noncurrent                            1,216,000     3,305,430
                                           -------------------------------

Net deferred tax assets before valuation
allowance                                   2,201,000     3,361,685
Deferred tax asset valuation allowance     (2,201,000)   (3,361,685)
                                           -------------------------------
Net deferred tax asset                      $       -    $        -
                                           ===============================

Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the lack of significant history of profits and the fact that the market in which the Company competes is intensely competitive and characterized by rapidly changing technology, and the lack of carryback capacity to realize these assets.

At June 30, 1998, the Company had federal net operating loss carryforwards of approximately $4,229,000. The net operating loss carryforwards will expire at various dates beginning 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

8. COMMITMENTS AND CONTINGENCIES

(a) LEASES

Future minimum payments, by year and in the aggregate, under operating and capital leases with initial or remaining terms of one year or more consisted of the following at June 30, 1998:

                                     OPERATING   CAPITAL
                                       LEASES     LEASES      TOTAL
                                    ------------------------------------

   1999                             $1,666,478   $728,187   $ 2,394,665
   2000                              1,392,456    244,603     1,637,059
   2001                              1,429,396     16,800     1,446,196
   2002                              1,455,404      9,800     1,465,204
   2003                              1,373,649          -     1,373,649
   Thereafter                        2,624,561          -     2,624,561
                                    =============----------=============
   Total minimum lease payments     $9,941,944    999,390   $10,941,334
                                    =============          =============
   Amount representing interest                    45,126
                                                 ----------
   Present value of net minimum
      lease payments                              954,264
   Less current portion                           693,619
                                                 ==========
   Long term portion                             $260,645
                                                 ==========

Total rent expense under operating leases amounted to $990,019 and $654,268 for fiscal 1998 and 1997, respectively.

(b) CONSULTING AGREEMENTS

On June 30, 1997, the Company entered into a one year consulting agreement (the "Consulting Agreement") pursuant to which the Company was obligated to issue up to 200,000 shares of Common Stock, and options to acquire up to 150,000 shares of Common Stock to the consultant in exchange for rendering certain consulting services to the Company, including acquisitions, investor relations and market analysis.

In fiscal 1998, the Consulting Agreement was terminated, thereby eliminating the issuance of any remaining shares of Common Stock or stock options due under the original Consulting Agreement. In connection therewith, the Company agreed to pay the consultant finders fees for successful acquisitions introduced to the Company by the consultant. Fees of $1,520,000 paid to the consultant in fiscal 1998 have been recorded as acquisition costs.

(c) EMPLOYMENT AGREEMENTS

The Company is a party to employment agreements with certain of its officers. The agreements have terms for one to three years and include, among other things, noncompete agreements and salary and benefits continuation. Some employment agreements provide for bonuses based on division profitability and other milestones. Minimum salary commitments under the agreements equal in the aggregate $1,486,000 as of June 30, 1998.

(d) LITiGATION

The Company is not a party to any pending litigation. However, in the normal course of business, the Company may be subject to certain claims and litigation, including unasserted claims. The Company is of the opinion that, based on information presently available, any such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. SHAREHOLDERS' EQUITY

(a) EARNINGS PER SHARE

Shares of Common Stock held in escrow related to acquisitions are not included in the calculation of weighted average shares outstanding for the periods presented, as the conditions required to release escrow shares for these acquisitions were not fulfilled at the end of the applicable periods presented.

(a) EARNINGS PER SHARE (CONTINUED)

                                                            JUNE 30
                                                       1998        1997
                                                    ------------------------
    Weighted average shares outstanding used
      in computation of basic and diluted
      earnings per share                            6,315,087   4,638,337



Securities for issuance of common shares excluded from diluted earnings per share due to antidilutive effect are as follows:

                                        1998        1997
                                     ------------------------

    Stock options                     2,204,907   1,137,796
    Convertible debt                          -      79,697
    Common stock purchase warrants       71,288     215,000

(b) COMMON STOCK ISSUANCE

In August 1996, the Company issued Common Stock to Omnicom in a private placement. In November 1996, the agreement pursuant to which the securities were sold was amended. As a result, the Company issued an aggregate of 938,667 shares of Common Stock in exchange for net proceeds (after transaction costs of approximately $50,000) of $4,948,000. Additionally, certain stockholders of the Company transferred to Omnicom an additional 124,667 shares of Common Stock owned by them for no additional consideration.

On November 26, 1996, the Company completed its initial public offering of 2,150,000 shares of Common Stock at a price of $7.00 per share (the "Initial Public Offering") which resulted in the Company receiving net proceeds of approximately $11,973,000.

In connection with the Initial Public Offering, the Company issued to the underwriters of the Initial Public Offering warrants to purchase 215,000 shares of Common Stock. Such warrants, which became exercisable in November 1997 at an exercise price of $9.80 per share, contain "cashless exercise" provisions, whereby the holders thereof, in lieu of paying the exercise price in cash, may exercise the warrants with shares issuable thereunder as consideration for part or all of the remaining shares issuable under the warrants. During fiscal 1998, warrants to purchase approximately 144,000 shares of common Stock were exercised.

(c) ESCROW SHARES

In connection with the Initial Public offering, certain stockholders placed an aggregate of 825,000 shares into escrow (the "Escrow Shares") to be released upon the Company's attainment of any one of certain performance targets (the "Targets") pursuant to an escrow agreement (the "Escrow Agreement") between such holders and Continental Stock Transfer & Trust Company, as escrow agent. Pursuant to the Escrow Agreement, the Escrow Shares were not transferable or assignable, but could be voted by the holders thereof. During the fourth quarter of fiscal 1998, one of the Targets (a closing price of at least $20 per share of Common Stock for forty consecutive business day from November 1996 to November 1999 as quoted by Nasdaq) was fulfilled and the Escrow Shares were released. The Company therefore, recorded a non-cash charge to earnings of approximately
$21,700,000, equal to the fair market value of the Escrow Shares on April 24,1998, the date of release.

(d) ACCELERATED STOCK OPTIONS

In the fourth quarter of fiscal 1998, the Company reached a settlement agreement, as amended, with Scott A. Mednick, the Company's former Chief Executive Officer and Chairman of the Board of Directors, who left the Company. Pursuant to the terms of the amended agreement, the Company agreed to accelerate the exercise dates of Mr. Mednick's options to acquire 60,000 shares of Common Stock. The acceleration of Mr. Mednick's options resulted in the recognition of a charge of $1,400,000 for the difference between the exercise price of the options and the market value of the underlying Common Stock on the date of the settlement.

10. EMPLOYEE COMPENSATION PLANS

(a) 401(K) PLAN

The Company sponsors a defined contribution retirement plan which cover all employees meeting minimum service requirements. Employees of the companies acquired by the Company become eligible to join the plan over a period not exceeding one year from the date of acquisition. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plan is based on percentages of the

(b) STOCK COMPENSATION PLAN

employees'  contributions.  Employer  contributions to the Plan during the years
ended  June  30,  1998  and  1997  were   approximately   $86,000  and  $52,000,
respectively.

In June 1996, the stockholders of the Company authorized adoption of stock option plans. In July 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), which was subsequently amended and restated in November 1996. The 1996 Plan provided for the grant of options to officers, directors, employees and consultants of the Company. A total of 966,667 shares of common stock were reserved for issuance under the 1996 Plan. Options to purchase 966,667 shares of common stock at an exercise price per share of $7.50 (the estimated fair value of the shares on the date of grant) were granted to certain employees in November 1996. The options granted generally were to vest in increments of one-fourth at the end of each year over a four year period from the date of grant and expire after ten years.

Pursuant to a resolution of the Board of Directors, the Company terminated the 1996 Plan and established the THINK New Ideas, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of options to officers, directors, employees and consultants of the Company. All of the persons entitled to participate in the 1996 Plan were given the opportunity to participate in the 1997 Plan and, in exchange for the cancellation of the outstanding 1996 Plan options, received options to purchase the same number of shares, with the same terms as the 1996 Plan options, of the common stock they were entitled to purchase under the 1996 Plan at a price per share equal to $4.05 (the market price on the date of grant). Under the 1997 Plan, the Company may grant options to purchase up to 2,000,000 shares of common stock.

In June 1998, the Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan") which provides for the grant of options to new employees of the Company to acquire up to 1,500,000 shares of Common Stock.

The stock options granted under the 1997 Plan and the 1998 Plan are generally intended to be "incentive" stock options under the Internal Revenue Code. Such options are granted with an exercise price equal to the market price of the underlying common stock on the date of grant and vest ratably over four years.

During the fiscal year ended June 30, 1997, the Board of Directors granted options to purchase 20,000 shares of common stock at an exercise price ranging from $3.69 to $4.46 (based on the closing transaction price of the Common Stock) to each of the seven directors, of which four were non-employee directors and, accordingly, the Company recognized $163,000 of expense in fiscal 1997, which equals the fair value of the options granted based on a Black-Scholes model, upon granting the options. Such options become exercisable one year from the date of grant for a period of five years.

As of June 30, 1998, there were outstanding options exercisable to purchase up to 2,204,907 shares of common stock under both the 1997 and 1998 Plan.

A summary of the activity in the Company's stock option plans for fiscal 1998 and 1997 is as follows:

                                                              1998                               1997
                                                                      Weighted                       Weighted Average
                                                Number of Shares      Average      Number of Shares   Exercise Price
                                                                   Exercise Price
                                                -----------------------------------------------------------------------

   Options outstanding at beginning of year         1,137,796            $3.97                 -         $     -
   Granted                                          1,576,216            12.68         2,104,463            5.59
   Exercised                                          181,713             4.07                 -               -
   Forfeited/canceled                                 327,392             5.09           966,667            7.50
                                                                                   ------------------
                                                ------------------
   Options outstanding at end of year               2,204,907             9.99         1,137,796            3.97
                                                                                   ==================
                                                ==================
   Options exercisable at end of year                 411,600             5.39                 -               -
                                                ==================

Pro forma information regarding net income and earnings per share required by SFAS No. 123, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for vested and non vested options:

(b) STOCK COMPENSATION PLAN (CONTINUED)

                                            PERIOD ENDED JUNE 30
                                             1998          1997
                                         ---------------------------
        ASSUMPTIONS
        Risk-free interest rate           5.93%-6.12%  5.53% -6.51%
        Volatility                            .55          .35
        Average life                        2 YEARS      10 years

For purpose of pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period of the options. The pro forma net loss and loss per share is as follows:

                                                1998                 1997
                                         ---------------------------------------

Pro forma net loss                            $28,298,355           $8,129,163
Pro forma net loss per common share:
   Basic                                            $4.48                $1.75

The following table summarizes information about stock options outstanding at June 30, 1998.




                          Options Outstanding                 Options Exercisable
                      ----------------------------       ----------------------------
                                        Weighted
                                        Average                          Weighted
                                       Remaining                          Average
  Exercise Price        Number        Contractual           Number    Exercise Price
                     Outstanding          Life            Exercisable

-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
        3.69              250,000           8.9            125,000              3.69
        4.05              497,016           8.6            166,600              4.05
        6.00                1,000           9.2            100,000              8.88
        6.19               84,250           9.2             20,000              9.77
        8.25              122,875           9.5
        8.88              220,000           9.3
        9.77               80,000           9.3
       11.88              477,250           9.5
       18.69              394,216          10.0
       20.00               23,800          10.0
       23.67               51,500           9.8
       24.13                3,000           9.9
                   -----------------                 -------------------
                        2,204,907                          411,600              5.39
                   =================                 ===================

11. RELATED PARTY TRANSACTIONS

In March 1996, the Company entered into a two year consulting agreement with Benchmark Equity Group, Inc., a founding and former significant stockholder of the Company. Under the agreement, the Company was required to pay Benchmark $35,000 upon execution and a monthly fee of $7,000. The Company paid $56,000 for the fiscal year ended June 30, 1997 to Benchmark in connection with the agreement. During fiscal 1998, Benchmark ceased performing services under the agreement and, as a result thereof, the Company discontinued payment thereunder.

On March 17, 1998, the Company entered into a loan agreement with Omnicom, a shareholder of the Company, whereby the Company borrowed $500,000 at 8 %. The loan is payable on January 31, 1999.

During fiscal 1998, the Company recorded revenues of $600,000 from Omnicom for certain consulting services. Such amounts were included in accounts receivable at June 30,1998, which were collected in August 1998.

12. RESTRUCTURING COSTS

1997 COSTS

In June 1997, the Company implemented a plan for NetCube and Internet One which was designed to close the operations of these subsidiaries and dispose of related assets due to continued decline in the entities' performance. In accordance with the guidance set forth in Emerging Issues Task Force Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") the Company in fiscal 1997 recorded a restructuring charge of $1,732,000 comprised of the following:

Write-down of capitalized software costs     $ 597,000
Severance benefits and employee
termination costs                              681,000
Disposal of fixed assets and other assets      454,000
                                           -------------
                                            $1,732,000
                                           =============

The accrued liability for severance, disposal and other costs of $1,135,000 at June 30, 1997 was eliminated in fiscal 1998 through charges for the costs as incurred. The aggregate revenues and operating losses for NetCube and Internet One for fiscal 1997 were $1,253,000 and $1,746,000, respectively.

There is no remaining reserve balance as of June 30, 1998 related to the prior year reserve to close the operations of NetCube and Internet One.

1998 COSTS

As part of the Company's strategic focus on providing interactive marketing and business solutions, the Company in April, 1998 formalized a decision to dispose of its traditional graphic design departments. The Company recorded a charge of $921,000 in order to reflect the anticipated costs to dispose of the graphic design departments.

The charge, recorded pursuant to EITF 94-3, includes severance and other personnel related costs of $500,000 and lease and other occupancy and facilities related costs of $421,000.

The remaining reserve balance of approximately $307,000 at June 30, 1998 is available for costs relating to facility and machinery leases.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      During the fiscal year ended June 30, 1998, the Company changed its independent auditors from BDO Seidman, LLP to Ernst & Young, LLP as previously reported on Form 8-K/A filed with the Securities and Exchange Commission on May 27, 1998 (File No. 000-21775). There were no disagreements with any of the Company's independent accountants during the fiscal year ended June 30, 1998.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth, as of June 30, 1998, certain information with respect to the directors and executive officers of the Company:


                Name                       Age            Position with the Company
                -----                      ---            -------------------------
Ronald Bloom........................      45           Chairman and Chief Executive Officer
Melvin Epstein......................      53           Chief Financial Officer and Secretary
Adam Curry..........................      34           Chief Technology Officer and Director
Larry Kopald........................      44           Chief Creative Officer and Director
Susan Goodman.......................      43           Executive Vice President
James Grannan.......................      35           Executive Vice President
James Carlisle......................      51           Executive Vice President
Richard Char........................      39           Director
Marc Canter.........................      41           Director
Barry Wagner........................      58           Director

      RONALD BLOOM has been a Director since June 1996. He served as President and Chief Operating Officer of the Company from June 1996 until May, 1998 when he was appointed Chairman of the Board and Chief Executive Officer. Previously, Mr. Bloom was Chief Operating Officer and General Manager of On Ramp, one of the Subsidiaries, primarily engaged in the provision of Internet and intranet systems and services, from 1995 to 1996. Prior to joining On Ramp, Mr. Bloom founded and served as President of MediaTime Advertising and Communications, Chicago, Illinois from 1979 to 1981; President of Prototype Computer Aided Design from 1980 to 1983; Vice President and Creative Director of Jeffrey Nemetz and Associates Advertising, Chicago, Illinois from 1983 to 1985; President of

TMF Communications, Los Angeles, California from 1986 to 1989; President of Ron Bloom Productions, a production company and consulting firm founded by Mr. Bloom from 1989 to 1994.

      MELVIN EPSTEIN has been the Chief Financial Officer of the Company since August 1996. From 1994 to August 1996, Mr. Epstein was Managing Director of TN Services, a unit of True North Communications, an advertising agency. Prior to joining TN Services, Mr. Epstein was the Chief Financial Officer of Backer Spielvogel Bates, a subsidiary of Saatchi & Saatchi, P.L.C., from 1987 to 1994. Mr. Epstein holds a B.S. in Accounting from Queens College and is a Certified Public Accountant.

      ADAM CURRY has been a Director and the Chief Technology Officer of the Company since June 1996. Mr. Curry founded and has been Chairman of the Board of Directors of On Ramp since 1994 and its President since March 1996. Mr. Curry hosted and produced the nationally broadcast radio program "CountDown" from 1983 to 1987. From 1987 to 1992, Mr. Curry served as an On-Air Personality for MTV Networks in New York.

      LARRY KOPALD has been a Director and the Chief Creative Officer of the Company since September 1997. Prior to joining the Company, Mr. Kopald was the Executive Creative Officer of Fathom, a division of Ketchum Communications, Inc. from 1995 to 1997. Prior to joining Fathom, Mr. Kopald was the Executive Creative Director/Executive Vice President of Foote, Coyne & Belding from 1987 to 1994. In 1994, Mr. Kopald founded the Kopald Group, a consulting firm specializing in strategic and creative issues. Mr. Kopald holds a B.S. in Pre-Med. from Drake and a Masters degree in Journalism from Northwestern University.

      SUSAN GOODMAN has been Executive Vice President of the Company since June 1996. Ms. Goodman founded the Goodman Group, one of the Subsidiaries, primarily engaged in the provision of strategic marketing and corporate and brand positioning services, in 1993 as a strategic marketing consultancy, specializing in direct marketing and new media. Previously she was Director of Client Services at Chiat Day Direct Marketing from February 1992 through July 1992. Prior to that time, she spent 10 years in merchandising in the apparel industry with companies such as IZOD and Merona Sport (division of Oxford Industries). Ms. Goodman serves on the Operating Committee of the Direct Marketing Association's Business to Business Council. Ms. Goodman has a B.A. in history from Tufts University and received her M.B.A. in Marketing, Finance and Strategic Planning from Northwestern University's Kellogg School of Management.

      JAMES GRANNAN has been Executive Vice President of the Company since June 1996. Mr. Grannan founded Creative Resources, a Subsidiary primarily engaged in the provision of strategic marketing and corporate and brand positioning services, in 1994. Mr. Grannan was Creative Manager for the Coca-Cola Company from 1992 to 1994 and Promotional Packaging and Design Manager for the Coca-Cola Company from 1988 to 1992. Mr. Grannan holds a B.A. Degree in Advertising Design from the Atlanta College of Art.

      JAMES CARLISLE has been Executive Vice President of the Company since 1996. Dr. Carlisle founded NetCube Corporation, a Company which was primarily engaged in the provision of database and information management and utilization services, in 1978. Dr. Carlisle received his Ph.D. and M.Phil. from Yale University's School of Organization and Management and a B.S. in Engineering with Honors from Princeton University.

      RICHARD CHAR has been a Director of the Company since August 1997. Mr. Char joined Cowen & Company in May 1997 and is a Managing Director and the Head of Technology Investment Banking at Cowen & Company. In July 1998, Cowen & Company merged with Societe Generale and became SG Cowen Securities Corporation ("SG Cowen"). Prior to joining SG Cowen, Mr. Char was an attorney with Wilson Sonsini Goodrich & Rosati for thirteen years. Mr. Char holds an A.B. from Harvard University and J.D. from Stanford University.

      MARC CANTER has been a Director of the Company since August 1997. Mr. Canter has been the Chairman of Canter Technology since founding the company in 1992. Prior to forming Canter Technology, Mr. Canter was the founder and chairman of MacroMind, which merged into MacroMedia, until he retired in 1991. Mr. Canter holds a B.F.A. from Oberlin Conservatory of Music.

      BARRY WAGNER has been a Director of the Company since September 1996. Mr. Wagner has been an employee of Omnicom and its predecessor companies since 1974 and currently serves as Secretary and General Counsel of Omnicom. Mr. Wagner also serves as Secretary and Chief Legal Officer of BBDO Worldwide Inc. and is Senior Vice President and Chief Legal Officer of BBDO New York, both of which are part of Omnicom. Prior to joining Omnicom, Mr. Wagner was an attorney with the National Broadcasting Company and the Federal Reserve Bank of New York. Mr. Wagner is a graduate of Hamilton College and Harvard Law School.

      SCOTT MEDNICK, formerly Chairman of the Board of Directors and Chief Executive Officer of the Company, resigned from all of his positions effective May 15, 1998 pursuant to the terms of a Settlement Agreement. See "Management - Employment and Related Agreements."

      All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.


BOARD COMMITTEES

      AUDIT COMMITTEE. The Company's audit committee (the "Audit Committee") is responsible for making recommendations to the Board of Directors concerning the selection and engagement of the Company's independent certified public accountants and for reviewing the scope of the annual audit, audit fees, and results of the audit. The Audit Committee also reviews and discusses with management and the Board of Directors such matters as accounting policies and internal accounting controls, and procedures for preparation of financial statements. Currently Messrs. Char and Wagner serve as members of the Audit Committee. The Audit Committee held two meetings during the fiscal year ended June 30, 1998.

      EXECUTIVE COMMITTEE. The Company's executive committee (the "Executive Committee") has the rights, privileges, duties and responsibilities to exercise the full power and authority of the Board of Directors in the management of the business of the Company, to the extent not assigned to other committees of the Board of Directors and to the extent permitted by Delaware law, the Certificate of Incorporation and the Bylaws of the Company. Currently, Messrs. Bloom, Wagner and Curry serve as members of the Executive Committee. The Company has no nominating committee, but the Executive Committee currently serves the function that a nominating committee would be created to serve. The Executive Committee held ten meetings during the fiscal year ended June 30, 1998.

      COMPENSATION COMMITTEE. The Company's compensation committee (the "Compensation Committee") approves the compensation for executive officers of the Company. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company, reviews general policy matters relating to compensation and benefits of employees of the Company and administers the Company's Stock Option Plans. Currently, Messrs. Char and Canter serve as members of the Compensation Committee. The Compensation Committee held ten meetings during the fiscal year ended June 30, 1998.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file.

      Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act, it is the Company's belief that, other than as set forth below, any such forms required to be filed pursuant to Section 16(a) of the Exchange Act were filed, as necessary, by the officers, directors and securityholders required to file the same.

      One Form 4 covering the sale of 9,166 shares of Common Stock in April 1998 was not timely filed by Susan Goodman, an executive officer of the Company. The transaction was reported on a Form 5 filed on behalf of Ms.
Goodman in August 1998.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the aggregate cash compensation awarded to, earned by or paid for services rendered to the Company during the last three fiscal years by each person who served as the Company's chief executive officer during the Company's fiscal year ended June 30, 1998 and the four other most highly compensated executive officers of the Company whose salary and bonus for fiscal 1998 was in excess of $100,000 (the "Named Executive Officers").





                                                                              Long-Term Compensation
                                                                       -----------------------------------------
                             Annual Compensation                                Awards                 Payouts
                -----------------------------------------------        ---------------------------    ----------
                                                                                         Securities
                                                                            Restricted   Underlying
      Name and                                              Other Annual      Stock      Options/        LTIP          All Other
  Principal Position     Year    Salary($)     Bonus($)    Compensation($)  Awards($)     SARs(#)     Payouts($)    Compensation($)
  ------------------     ----    ---------     --------    ---------------  ---------    ----------   ----------    ---------------
Ronald E. Bloom(1)       1998    192,375       67,125            --            --       80,000(2)         --              764(10)
Chairman of              1997    125,000       69,696            --            --       20,000(3)         --              237(10)
Board and Chief          1996    106,250       58,234            --            --           --            --            1,250(10)
Executive Officer

Adam C. Curry(4)         1998    192,375       67,125            --            --        80,000(2)        --            3,676(10)
Chief Technology         1997    125,000       81,480            --            --        20,000(3)        --               --
Officer                  1996    125,000        2,500            --            --            --           --               --

Melvin Epstein(5)        1998    180,000           --            --            --        25,000(2)        --            2,521(10)
Chief Financial          1997    156,923           --            --            --       133,333(3)        --
Officer                  1996         --           --            --            --            --

Susan Goodman(6)         1998    203,330           --            --            --        25,000(2)        --            5,160(10)
Executive Vice           1997    195,000       46,825            --            --        26,667(3)        --               --
President                1996    138,000      130,000(7)         --            --            --           --               --

Larry Kopald(8)          1998    304,166      150,000(11)        --            --            --           --               --
Chief Creative           1997     25,000           --            --            --       250,000(3)        --               --
Officer and              1996         --           --            --            --            --           --               --
President, The
Mednick Group

Scott Mednick(9)         1998    268,508       20,000            --            --        80,000(2)        --            2,192(10)
Former Chairman of       1997    225,000       28,782            --            --        20,000(3)        --            4,750(10)
the Board and Chief      1996    225,000       11,376            --            --            --           --            4,598(10)
Executive Officer

--------------------------
(1) Mr. Bloom commenced his employment with the Company in June 1996, was appointed President in July 1996 and Chairman and Chief Executive Officer on May 24, 1998 upon the resignation of Scott A. Mednick.
(2) Represents shares of Common Stock issuable upon exercise of options granted to the noted officers pursuant to the 1997 Stock Option Plan at an exercise price of $8.88 per share for each individual, other than Mr. Bloom, who owned in excess of 10% of the outstanding Common Stock on the date of grant and whose options, therefore, have an exercise price of $9.77 per share.
(3) Represents shares of Common Stock issuable upon exercise of options granted to the noted officer pursuant to the 1997 Stock Option Plan at an exercise price of $4.05 per share for each individual, other than Mr. Bloom, who owned in excess of 10% of the outstanding Common Stock on the date of grant and whose options have an exercise price of $4.46 per share and Mr. Kopald, whose options, therefore, have an exercise price of $3.69 per share (representing the fair market value of the

         Common Stock at the time of grant as determined in accordance with the provisions of such plan).
(4) Mr. Curry commenced his employment with the Company and was appointed Chief Technology Officer in June 1996.
(5)      Mr. Epstein commenced his employment with the Company in August 1996.
(6)      Ms. Goodman commenced her employment with the Company in June 1996.
(7) Represents distributions to the noted executive as the former sole stockholder of the Goodman Group.
(8) Mr. Kopald commenced his employment with the Company effective as of May 31, 1997. Consequently, prior to the end of fiscal 1997, Mr. Kopald received approximately $25,000 of the salary noted above.
(9) Mr. Mednick commenced his employment with the Company and was appointed Chairman and Chief Executive Officer in March 1996. Mr. Mednick resigned as Chairman and Chief Executive Officer in May 1998 pursuant to the terms of a settlement, as amended. See "Certain Relationships and Related Transactions."
(10) Represents contributions to the Company's 401(k) plan on behalf of the named individual.
(11) Represents a bonus earned pursuant to Mr. Kopald's employment agreement. See - "Employment and Related Agreements."

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (1998)

      The following table sets forth certain information with respect to the options granted during the fiscal year ended June 30, 1998 to the Named Executive Officers. No stock appreciation rights ("SARs") have been granted by the Company.


                                                            Individual Grants
                      -----------------------------------------------------------------------------------------------
                                                           Percent of Total
                           Number of Securities        Options/SARs Granted to
                         Underlying Options/SARs             Employees in          Exercise or Base      Expiration
        Name                   Granted (#)                   Fiscal Year             Price ($/Sh)           Date
        ----                   -----------                   -----------             ------------       --------
Ronald Bloom                      80,000                         5.1%                     9.770          1/28/2008
Adam Curry                        80,000                         5.1%                     8.880          1/28/2008
Melvin Epstein                    25,000                         1.6%                     8.880          1/28/2008
Susan Goodman                     25,000                         1.6%                     8.880          1/28/2008
Scott Mednick                     80,000                         5.1%                     8.880          1/28/2008

AGGREGATE   OPTION/SAR   EXERCISES  IN  LAST  FISCAL  YEAR;   FISCAL  YEAR-END
OPTION/SAR VALUES

      Set forth below is the number of options exercised by the Named Executive Officers during the fiscal year ended June 30, 1998 and the number and value of exercisable and unexercisable options as of June 30, 1998. No SARs have been granted by the Company.




                                                    Number of Securities Underlying
                                                    Unexercised Options/SARs at FY-         Value of Unexercised In-the-Money
                       Shares                                   End (#)                       Options/SARs at FY-End ($)(1)
                    Acquired on       Value       -----------------------------------     ------------------------------------
Name               Exercise (#)    Realized ($)    Exercisable        Unexercisable        Exercisable        Unexercisable
----               ------------    ------------    --------------     ----------------     ---------------    -----------------
Ronald Bloom               0               0              40,000             60,000            $760,400           $981,300
Adam Curry                 0               0              40,000             60,000             786,400          1,034,700
Melvin Epstein             0               0             133,333             25,000           2,943,326            431,125
Susan Goodman          9,166        $224,659                   0             27,501                              1,038,210
Larry Kopald               0               0             125,000            125,000           2,804,375          2,804,375
Scott Mednick              0               0             100,000                  0           1,821,100                  0

--------------------------
(1) The calculations of the value of unexercised options are based on the difference between the closing sales price of $26.125, as quoted by Nasdaq, of the Common Stock on June 30, 1998 and the exercise price of each option multiplied by the number of shares of Common Stock covered by such option.

EMPLOYMENT AND RELATED AGREEMENTS

      On June 30, 1996, the Company entered into an employment agreement with each of Scott Mednick, Ronald Bloom, Adam Curry, Susan Goodman, James Grannan and James Carlisle. Each of the Company's agreements with Messrs. Mednick, Curry and Bloom provides for an initial term of three years, subject to automatic extension for a period of two years in the absence of notice to the contrary at the option of the Company.

      In connection with Mr. Mednick's resignation as Chairman and Chief Executive Officer of the Company, in May 1998, the Company entered into a settlement agreement with Mr. Mednick in May 1998, as amended in July 1998, thereby terminating Mr. Mednick's employment agreement. Under the terms of the settlement agreement, as amended, the Company agreed to accelerate the exercise dates of the options to acquire up to 60,000 shares of Common Stock granted to owned by Mr. Mednick in exchange for Mr. Mednick's agreement to be bound by the non-compete and confidentiality provisions of such agreement. Although the original terms of the settlement agreement provided for payment to Mr. Mednick of $936,130 over a 24 month period, payment of such amount was eliminated by amendment to the agreement. Acceleration of Mr. Mednick's options resulted in recognition of a charge of $1,400,000 for the difference between the exercise price of the options and the market value of the underlying shares of Common Stock on the date of settlement. See Note 9 to the Consolidated Financial Statements of the Company and "Certain Relationships and Related Transactions."

      Pursuant to the terms of their respective employment agreements, as amended, each of Messrs. Bloom and Curry is entitled to receive an annual salary of $260,000 and bonuses as determined by the Board of Directors.

      The employment agreement with Ms. Goodman provides for an initial term of three years and entitles Ms. Goodman to receive an annual salary of $215,000 and bonuses as determined by the Board of Directors.

      The employment agreement with Mr. Grannan provides for an initial term of one year, with the option to renew for successive one year periods. Mr. Grannan's employment agreement was renewed on June 30, 1997 and June 30, 1998. Under the terms of the agreement, as amended, Mr. Grannan is entitled to receive an annual salary of $125,000 and bonuses as determined by the Board of Directors.

      The employment agreement with Dr. Carlisle provides for an initial term of three years, with the option to renew for a two year period. Under the terms of the agreement, as amended, Dr. Carlisle is entitled to receive an annual salary of $195,000 and bonuses as determined by the Board of Directors.

      In August 1996, the Company entered into an employment letter with Melvin Epstein. Pursuant to the terms of such letter, Mr. Epstein is entitled to receive an annual salary of $180,000, subject to annual review and evaluation. The contract may be terminated by either party upon prior notice.

      In May 1997, in connection with the Fathom Acquisition, the Company reached an agreement with Larry Kopald, pursuant to which Mr. Kopald is entitled to receive an annual salary of $300,000 the first year of his employment and $350,000 the second year of his employment. In addition, Mr. Kopald: (i) earned a bonus of $150,000 in the first year of his employment based upon a significant client's agreement to enter into an advertising services agreement with the Company; and (ii) received options exercisable to purchase up to 250,000 shares of Common Stock in equal increments over a period of four years at an exercise price of $3.69 per share, the market price of the Common Stock on the date of grant. In addition, in the second year of his employment Mr. Kopald is entitled to receive bonuses of up to 10% of profits on billings on the account of a significant client in excess of $20 million dollars.

      The Company's employment agreements provide for termination by the Company upon death or disability of the individual and may be terminated with or without cause (as defined therein). Such agreements also provide for severance payments upon termination without cause based upon a multiple of the monthly salaries provided for therein (for up to twelve months following the number of months otherwise remaining under such agreements). In addition, all of the foregoing employment agreements, other than Mr. Epstein's, contain non-competition and confidentiality provisions that extend beyond the respective terms of such agreements for periods of up to one year.


CONSULTING AND OTHER ARRANGEMENTS

      In March 1996, the Company entered into a consulting agreement with Benchmark Equity Group, Inc. ("Benchmark") pursuant to which the Company paid Benchmark $35,000 upon execution and agreed to pay Benchmark $7,000 per month in consulting fees. Frank DeLape, formerly a principal stockholder and director of the Company, is a principal and director of Benchmark. The consulting agreement expired by its terms on March 28, 1998. Benchmark ceased providing services to the Company prior thereto, at which time the Company discontinued payment to Benchmark.

      In June 1997, the Company entered into a consulting agreement, pursuant to which the consultant agreed to render to the Company for a period of one year certain consulting services, including, among other things, providing merger and acquisition and investor and public relations services. In exchange therefore, the Company agreed to issue an aggregate of up to 150,000 shares of Common Stock and options to acquire up to 150,000 shares of Common Stock, at an exercise price per share ranging from $8.64 to $11.56, based upon the closing transaction price of the Common Stock at the end of each month that the corresponding options were issued.

      Pursuant to an agreement to terminate the consulting agreement, the Company agreed to pay the consultant finders fees upon consummation of transactions with companies introduced to the Company by the consultant. Such fees are to be negotiated on a case-by-case basis. To date, the Company has paid $1,520,000 in fees pursuant to this agreement.

LOANS

      During the fiscal year ended June 30, 1998, Mr. Bloom received advances for expenses of $68,340, for which approximately $18,000 had been offset by expense reports as of June 30, 1998. As of the date hereof approximately $15,000 remains outstanding. To the extent the same remains outstanding, Mr. Bloom is responsible to reimburse the Company.

DIRECTOR COMPENSATION

      Employee directors of the Company receive no cash compensation for acting as directors or attending meetings of the Board of Directors. Non-employee directors receive $1,000 per year for each year such director serves on the Board of Directors and $2,500 per meeting attended. All directors are entitled to reimbursement of reasonable expenses related to attending meetings of the directors.

      In addition, on June 30 of each year each director is entitled to receive an option to purchase an aggregate of up to 20,000 shares of Common Stock. The exercise price of each such option is the last transaction price of the Common Stock as quoted on Nasdaq on the date of grant or on the day immediately preceding the date of grant. The options are generally exercisable one year after the date of grant, and are exercisable over a four-year period and expire five years from the date of grant. Notwithstanding the Company's general practice of annually granting options to directors, based on agreements between the Company and each director, there are no options for directors for fiscal 1998. In addition, all directors are eligible to receive options under the 1997 Plan (as defined below).

STOCK OPTION PLANS

      In June 1996, the stockholders of the Company authorized the Company's implementation of stock option plans to compensate management and other employees. In July 1996, the Board of Directors adopted and the stockholders of the Company ratified the THINK New Ideas, Inc. 1996 Stock Option Plan (the "1996 Plan"). Subsequently, in February 1997, by resolution of the Board of Directors, the 1996 Plan was terminated and the participants therein were granted options (identical to those held in the 1996 Plan) in the THINK New Ideas, Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), which was adopted by resolution of the Board of Directors in September 1997 and ratified by the stockholders of the Company in December 1997.

      The 1997 Plan provides for the grant of options that qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), to officers and employees of the Company (and its subsidiaries) and options that do not so qualify ("Non-Qualified Options") to officers, directors, employees and consultants of the Company (and its subsidiaries). Pursuant to the terms of the 1997 Plan, the Company may grant options exercisable to purchase up to 2,000,000 shares of Common Stock. As of June 30, 1998, the Company had granted options exercisable to purchase up to 1,932,086 shares of Common Stock, which options had an aggregate market value, based on the closing sales price of the Common Stock underlying such options as quoted by the Nasdaq National Market on such date, of $50,475,747. Such options become exercisable one year after the date of grant and are exercisable over a four-year period in equal annual increments. Options to purchase an aggregate of 343,737 shares of Common Stock are currently exercisable. The exercise price of the options granted to date range from $3.69 to $28.44.

      Pursuant to its terms, the 1997 Plan is administered by the Compensation Committee. The Compensation Committee determines the persons to whom options are granted, the number of shares of stock subject to an option, the period during which options may be exercised and the exercise price thereof. Under the 1997 Plan, the exercise price for any Incentive Option may not be less than the "fair market value" of the shares of Common Stock at the time of grant. In addition, if an Incentive Option to purchase shares of Common Stock is granted to an optionee who owns more than 10% of the voting power of the capital stock of the Company, the minimum exercise price of such option may be not less than 110% of the "fair market value" of the shares of Common Stock on the date of grant.

      In May 1998, the Board of Directors adopted the THINK New Ideas, Inc. 1998 New Employee Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the grant of options that qualify as incentive stock options ("Incentive Options") under the Code and options that do not so qualify ("Non-Qualified Options") to induce individuals to become employees of the Company (and its subsidiaries). Pursuant to the terms of the 1998 Plan, the Company may grant options exercisable to purchase up to 1,500,000 shares of Common Stock. As of June 30, 1998, the Company had granted options exercisable to purchase up to 394,250 shares of Common Stock, which options had an aggregate market value, based on the closing sales price of the Common Stock underlying such options as quoted by the Nasdaq National Market on such date, of $10,299,781. Such options become exercisable one year after the date of grant and are exercisable over a four-year period in equal annual increments. None of the options are currently exercisable. The exercise price of the options granted to date is $18.69.

      Pursuant to its terms, the 1998 Plan is administered by the Compensation Committee. The Compensation Committee determines the persons to whom options are granted, the number of shares of stock subject to an option, the period during which options may be exercised and the exercise price thereof. Pursuant to the 1998 Plan, the exercise price for any Incentive Option may not be less than the "fair market value" of the shares of Common Stock at the time of grant. In addition, if an Incentive Option to purchase shares of Common Stock is granted to an optionee who owns more than 10% of the voting power of the capital stock of the Company, the minimum exercise price of such option may be not less than 110% of the "fair market value" of the shares of Common Stock on the date of grant.


LIMITATION ON LIABILITY; INDEMNIFICATION OF DIRECTORS AND OFFICERS

      The Certificate of Incorporation limits the personal liability of directors to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law. Section 145 of the Delaware General Corporation Law provides that a corporation's certificate of incorporation may limit the personal liability of its directors for monetary damages for breach of their fiduciary duties as directors except for liability: (i) for any breach of the director's duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) arising under Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director derived an improper personal benefit.

      The effect of the foregoing is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth certain information as of June 30, 1998 with respect to the beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors; (ii) each of the Named Executive Officers;
(iii) each person or entity who is known to the Company to beneficially own 5% or more of the outstanding Common Stock; and (iv) all directors and executive officers of the Company as a group.


                                                  Number of Shares             Percentage of
                                                                            Outstanding Shares
                                                    Beneficially               Beneficially
         of Beneficial Owner                            Owned                      Owned
---------------------------------------------     ------------------     --------------------------

Ronald Bloom................................             832,933(1)                9.82%
 45 West 36th Street
 New York, New York 10018
Adam Curry .................................             190,075(2)                2.24%
 45 West 36th Street
 New York, New York 10018
James Carlisle..............................             213,849(3)                2.53%
 45 West 36th Street
 New York, New York 10018
Susan Goodman...............................              49,623(4)                  *
 45 West 36th Street
 New York, New York 10018
Melvin Epstein..............................             135,333(5)                1.58%
 45 West 36th Street
 New York, New York 10018
James Grannan...............................              12,637(6)                  *
 45 West 36th Street
 New York, New York 10018
Larry S. Kopald.............................             125,000(7)                1.46%
 45 West 36th Street
 New York, New York 10018
Omnicom Group Inc...........................              1,183,333               14.02%
 437 Madison Avenue
 New York, New York 10022
Barry Wagner................................              20,000(8)                  *
 437 Madison Avenue
 New York, New York 10022
Marc Canter.................................              20,000(8)                  *
 45 West 36th Street
 New York, New York 10018
Richard Char................................              20,000(8)                  *
 45 West 36th Street
 New York, New York 10018
All Directors and Executive Officers                      1,619,450
 as a Group (10 persons)....................
-------------------
*  denotes less than one percent.

(1) Includes 40,000 shares of Common Stock issuable upon exercise of options that are presently exercisable or that become exercisable within 60 days of June 30, 1998 ("Presently Exercisable"). Does not include 80,000 shares of Common Stock issuable upon exercise of options that are not Presently Exercisable.
(2) Includes 40,000 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 80,000 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable.
(3) Includes 2,000 shares owned by the members of the individual's immediate family.
(4) Does not include 52,501 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable.
(5) Includes 133,333 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 25,000 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable.
(6) Includes 8,667 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 27,333 shares of Common Stock that are not Presently Exercisable.
(7) Includes 125,000 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 125,000 of Common Stock, issuable upon exercise of options shares that are not Presently Exercisable.
(8) Includes 20,000 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In January 1996, Scott Mednick, Ronald Bloom, Benchmark and Christopher Efird, as the founding stockholders of the Company, acquired an aggregate of 2,171,506 shares of Common Stock in exchange for payment of an aggregate of $656 therefore.

      In connection with the Company's acquisition of the Mednick Group in June 1996, the Company issued to Scott Mednick, as the sole stockholder of the Mednick Group, an aggregate of 208,084 shares of Common Stock. Mr. Mednick was a founding stockholder, officer and director of the Company.

      In connection with the Company's acquisition On Ramp in June 1996, the Company issued to Adam Curry, as the sole stockholder of On Ramp, an aggregate of 231,572 shares of Common Stock. Mr. Curry is a founding stockholder, officer and director of the Company.

      In March 1996, the Company obtained a loan in the aggregate principal amount of $270,000 from three separate lenders, including Trident II, L.L.C. and Frank M. DeLape. In exchange for extension of the loan, the Company issued the 10% Notes, including one in the principal amount of $225,000 to Trident II, L.L.C. and one in the principal amount of $20,000 to Mr. DeLape. Mr. DeLape, formerly a principal stockholder and director of the Company, is an officer, director and principal of Benchmark and of Oak Tree Capital, Inc., which is the manager and a member of Trident II, L.L.C. In August 1996, an aggregate of $27,000 in principal amount of the foregoing 10% Notes was converted by the holders thereof into an aggregate of 216,667 shares of Common Stock. In July 1996, Trident II, L.L.C. loaned the Company an additional $75,000 evidenced by a separate nonconvertible promissory note. Principal and interest outstanding under the 10% Notes and the $75,000 nonconvertible promissory note were repaid out of the proceeds of the Omnicom Transaction in August 1996, as more fully described elsewhere herein.

      In March 1996, the Company entered into a consulting agreement with Benchmark (the "Benchmark Agreement"), pursuant to which Benchmark agreed to render to the Company for a period of two years certain management consulting services, including among other things, rendering advice in the areas of strategic planning, business strategy, acquisition planning and business administration. In exchange therefore, the Company agreed to pay Benchmark $35,000 upon execution and a monthly fee of $7,000. Prior to expiration of the Benchmark Agreement on March 28, 1998, Benchmark ceased providing services to the Company, at which time the Company discontinued payment to Benchmark. Benchmark was a founding stockholder of the Company and Frank M. DeLape, a director of Benchmark, was a director of the Company and an officer and director of Oak Tree Capital, Inc., which is the manager and a member of Trident II, L.L.C., which was a principal stockholder of the Company. See Note 11 to the Consolidated Financial Statements of the Company and "Management" and "Principal Stockholders."

      In April 1996, the Company loaned an aggregate of $1,000,000 to On Ramp in connection with the redemption by On Ramp of 100 shares of its common stock (which shares of common stock represented 66% of the issued and outstanding capital stock of On Ramp). The redemption was the result of an agreement previously reached among the former stockholders of On Ramp arising out of fundamental differences among such individuals relating to the operation and business strategy of On Ramp. In addition, pursuant to the terms of a certain loan agreement between the Company and On Ramp, the Company made available to On Ramp an additional $600,000. Such loans were evidenced by promissory notes executed on behalf of On Ramp in favor of the Company in the principal amounts of $1,000,000 and $600,000, respectively (the "On Ramp Notes"). Amounts outstanding under the On Ramp Notes accrued interest at the rate of 12% per annum. Payment of principal and interest on the On Ramp Notes was due on August 16, 1996, subject to a six-month cure period. Repayment of amounts outstanding under the On Ramp Notes were secured by the pledge in favor of the Company of 26 shares of common stock of On Ramp by Adam Curry (who, as a result of the foregoing redemption, became the sole stockholder of On Ramp). Subsequently, in connection with the Company's acquisition of On Ramp, the Company acquired all of the issued and outstanding capital stock of On Ramp, including the shares of common stock subject to the On Ramp Pledge Agreement. Such loan was eliminated upon consolidation. See Note 1 to the Consolidated Financial Statements.

      In May 1996, pursuant to the terms of a certain loan agreement between the Company and Internet One, the Company loaned $50,000 to Internet One. The loan was evidenced by a promissory note executed by Internet One in favor of the Company in the principal amount of $70,000 (the "Internet One Note"). Amounts outstanding under the Internet One Note accrued interest at the rate of 12% per annum. Payment of principal and interest on the Internet One Note was due on September 30, 1996. Repayment of amounts outstanding under the Internet One Note was secured by the pledge in favor of the Company (the "Internet One Pledge Agreement") of 132,000 shares of common stock of Internet One (which shares of common stock represent 33% of the issued and outstanding capital stock of Internet One) by David R. Hieb. Subsequently, in connection with the Company's acquisition of Internet One, the Company acquired all of the outstanding shares of capital stock of Internet One, including the shares of common stock subject to the Internet One Pledge Agreement. Such loan was eliminated upon consolidation. See Note 1 to the Consolidated Financial Statements.

      Historically, Dr. Carlisle and his father, Dan Carlisle, extended credit to NetCube. In connection with the Company's acquisition of NetCube in June 1996, Dr. Carlisle agreed to forgive an aggregate of approximately $1,220,000 in debt owed to him by NetCube. In addition, the Company agreed to issue three promissory notes providing for repayment of amounts owed to each of Dr. Carlisle and Dan Carlisle. Each of such promissory notes accrued interest at the rate of 8% per annum and was convertible into shares of Common Stock at the rate of $7.50 per share. The principal amount of the promissory note issued to Dr. Carlisle was $132,000 and the principal amounts of the two promissory notes issued to Dan Carlisle were $288,000 and $515,760, respectively. The $132,000 promissory note issued to Dr. Carlisle and the $288,000 promissory note issued to Dan Carlisle were paid in full as of March 17, 1997; the $515,760 promissory note issued to Dan Carlisle was converted into 73,680 shares of Common Stock in March 1998 and the interest was converted into 6,017 shares of Common Stock.

      During the fiscal year ended June 30, 1998, Mr. Bloom received advances for expenses of $68,340, for which approximately $18,000 had been offset by expense reports as of June 30, 1998. As of the date hereof approximately $15,000 remains outstanding. To the extent the same remains outstanding, Mr. Bloom is responsible to reimburse the Company.

      In November 1996, in connection with the Initial Public Offering, certain stockholders placed an aggregate of 825,000 shares into the IPO Escrow pursuant to an escrow agreement (the "Escrow Agreement") between such holders and Continental Stock Transfer & Trust Company, as escrow agent. Pursuant to the Escrow Agreement, the Escrow Shares were not transferable or assignable, but could be voted by the holder thereof. During the fourth quarter of fiscal 1998, one of the Targets (a closing price of $20 per share of Common Stock for forty consecutive business day from November 1996 to November 1999 as quoted by Nasdaq) was achieved and the Escrow Shares were released. Upon release of the IPO Escrow, the stockholders received their Escrow Shares as follows: Benchmark
- 204,645; Christopher Efird - 27,906 shares; Scott Mednick - 188,043 shares; Ronald Bloom - 261,256 shares; Adam Curry - 59,774 shares; Susan Goodman - 14,801 shares; David Hieb - 10,360 shares; and James Carlisle - 58,215 shares. See Note 9 to the Consolidated Financial Statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On March 17, 1998, the Company entered into a loan agreement with Omnicom pursuant to which Omnicom agreed to lend $500,000 to the Company. Amounts outstanding from time to time under the loan accrue interest at 8% per annum and are due and payable (together with interest) on January 31, 1999. As of September 3, 1998 there was outstanding $500,000 under the loan agreement with Omnicom. See Note 11 to the Consolidated Financial Statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      On April 24, 1998, the Company established a line of credit with the BONY, pursuant to which BONY agreed to make available to the Company $5,000,000 through April 28, 1999. Amounts outstanding from time to time under the line of credit accrue interest at a floating rate based on the prime lending rate of the bank are due and payable (together with interest) on demand. The line of credit is evidenced by a promissory note and is secured by the assets of the Mednick Group and On Ramp. In addition, amounts outstanding under the line of credit have been guaranteed by each of the Mednick Group and On Ramp. As of September 3, 1998, there was approximately outstanding $400,000 under the line of credit with BONY. See Note 6 to the Consolidated Financial Statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In connection with Mr. Mednick's resignation as Chairman and Chief Executive Officer of the Company in May 1998, the Company entered into a settlement agreement with Mr. Mednick in May 1998, as amended in July 1998, thereby terminating Mr. Mednick's employment agreement. Under the terms of the settlement agreement, as amended, the Company agreed to accelerate the exercise dates of the options to acquire up to 60,000 shares of Common Stock granted to Mr. Mednick in exchange for Mr. Mednick's agreement to be bound by the non-compete and confidentiality provisions of such agreement. Although the original terms of the settlement agreement provided for payment to Mr. Mednick of $936,130 over a 24 month period, payment of such amount was eliminated by amendment to the agreement. See Note 9 to the Consolidated Financial Statements of the Company and "Executive Compensation."


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

a)    EXHIBITS.

      EXHIBIT
      NUMBER      TITLE OF EXHIBIT
      ------      ----------------

      2.1         Asset Purchase and Forbearance Agreement,  dated May 31, 1997,
                  by  and   between   THINK  New   Ideas,   Inc.   and   Ketchum
                  Communications, Inc.

      2.2 Agreement and Plan of Merger dated June 27, 1998 between THINK New Ideas, Inc., UbiCube Group, Inc., Ubicube Acquisition Corp. and the Stockholders of UbiCube Group. Inc., filed with the Securities and Exchange Commission on September 11, 1998 as an exhibit to the Company's Form 8-K/A (File No. 000-21775) and incorporated herein by reference.

      2.3 Agreement and Plan of Merger dated June 2, 1998 between THINK New Ideas, Inc., Interweb, Inc. and the Stockholders of Interweb, Inc., filed with the Securities and Exchange Commission on August 14, 1998 as an exhibit to the Company's Form 8-K/A (File No. 000-21775) and incorporated herein by reference.

      2.4* Agreement and Plan of Merger dated April 1, 1998 between THINK New Ideas, Inc., Herring/Newman, Inc., Phil Herring, and Daniel Gross.

      2.5 Agreement and Plan of Merger dated November 11, 1997 between THINK New Ideas, Inc., BBG New Media, Inc., Daniel McCartney, and Joseph Nicholson, filed with the Securities and Exchange Commission on January 16, 1998 as an exhibit to the Company's Form 8-K/A (File No. 000-21775) and incorporated herein by reference.

      2.6 Agreement and Plan of Merger by and among THINK New Ideas, Inc., On Ramp, Inc. and Adam Curry filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

      2.7 Agreement and Plan of Merger by and among THINK New Ideas, Inc., NetCube Corporation and James Carlisle, Ph.D. filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and
                  incorporated herein by reference.

      2.8 Agreement and Plan of Merger by and among THINK New Ideas, Inc., Creative Resources, Inc. and James Grannan filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

      2.9 Agreement and Plan of Merger by and among THINK New Ideas, Inc., The S.D. Goodman Group, Inc. and Susan Goodman filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

      2.10 Agreement and Plan of Merger by and among THINK New Ideas, Inc., Internet One, Inc. and David and Dana Hieb filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

      2.11 Agreement and Plan of Merger by and among THINK New Ideas, Inc., Scott Mednick & Associates, Inc. and Scott Mednick filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on

                  Form SB-2 (File No. 333-12795) and incorporated herein by reference.

      3.1 Articles of Incorporation of THINK New Ideas, Inc., (Delaware) (Registrant) filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

      3.2 Bylaws of THINK New Ideas, Inc. filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

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

      4.4         Amended and Restated  THINK New Ideas,  Inc. 1997 Stock Option
                  Plan.

      4.5*        THINK New Ideas, Inc. 1998 New Employee Stock Option Plan.

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

      10.2(a) Amendment to Ron Bloom Employment Agreement dated October 28, 1996, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference..

      10.2(b) Amendment to Ron Bloom Employment Agreement dated October 23, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No.
                  000-21775).

      10.3 Employment Agreement between THINK New Ideas, Inc. and Adam Curry, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.3(a) Amendment to Adam Curry Employment Agreement dated October 28, 1996, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.3(b) Amendment to Adam Curry Employment Agreement dated October 23, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No.
                  000-21775).

      10.4 Employment Agreement between THINK New Ideas, Inc. and Susan Goodman, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.4(a) Amendment to Susan Goodman Employment Agreement dated October 23, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-21775).

      10.5 Employment Agreement between THINK New Ideas, Inc. and James Carlisle, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.5(a) Amendment to James Carlisle Employment Agreement dated October 28, 1996, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.5(b)* Amendment to James Carlisle Employment Agreement dated March 18, 1998.

      10.6 Employment Agreement between THINK New Ideas, Inc. and James Grannan, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.6(a) Letter Amendment to Employment Agreement of James Grannan dated July 30, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-21775) and incorporated herein by reference.

      10.7 Employment Agreement between THINK New Ideas, Inc. and Mel Epstein, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2, dated September 26, 1996 (File No. 333-12795), and incorporated herein by reference.

      10.8(a) Employment Letter between THINK New Ideas, Inc. and Larry Kopald, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 000-21775) and incorporated herein by reference.

      10.8(b) Employment Agreement between THINK New Ideas, Inc. and Larry Kopald, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended June 30, 1997 (File No. 000-21775) and incorporated herein by reference.

      10.9 Consulting Agreement, dated June 30, 1997, between THINK New Ideas, Inc. and Jason H. Pollak, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8 filed with the Commission on July 17, 1997 (File No.333-31511) and incorporated herein by reference.

      10.10 Termination Agreement between THINK New Ideas, Inc. and David Hieb, dated May 20, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and incorporated herein by reference.

      10.11* Settlement Agreement, dated as of May 15, 1998, by and between the Company and Scott Mednick.

      10.12* Settlement Agreement, dated as of July 28, 1998, by and between the Company and Scott Mednick.

      10.13 Letter Agreement between the Company and Scott Mednick dated May 15, 1998, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (File No. 000-21775).

      10.14(a)*   Loan Agreement by and between  Omnicom  Finance Inc. and THINK
                  New Ideas, Inc. dated March 17, 1998.

      10.14(b)*   Promissory Note in favor of Omnicom Finance Inc.

      10.15(a)*   Letter Agreement by and between The Bank of New York and THINK
                  New Ideas, Inc., dated April 24, 1998.

      10.15(b)*   Promissory Note in favor of The Bank of New York.

      10.16* Form of General Guarantee to Bank of New York Loan Agreement provided by On Ramp, Inc. and Scott A. Mednick & Associates, Inc.

      10.17* Form of Security Agreement to Bank of New York Loan Agreement provided by On Ramp, Inc., Scott A. Mednick & Associates, Inc. and THINK New Ideas, Inc.

      13.1 Quarterly Report on Form 10-QSB for quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 21, 1998 and incorporated herein by reference.

      16.1 Letter Certifying Change of Accountants, filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K filed on February 27, 1998 (File No. 000-21775).

      27*         Financial Data Schedule.
-------------
* Denotes documents filed herewith. Other documents are incorporated herein by reference as noted above.

(b)   REPORTS ON FORM 8-K.

      On April 16, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of Herring/Newman, Inc.

      On May 27, 1998, the Company filed an Amended and Restated Current Report on Form 8-K/A to report the change in auditors.

      On June 16, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of Interweb, Inc.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            THINK NEW IDEAS, INC.


Dated:  September 17, 1998          By:   /s/ Ronald E. Bloom
                                         ----------------------
                                         Ronald E. Bloom, Chairman and Chief
                                         Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald E. Bloom                   Chief Executive Officer, Chairman            September 17, 1998
-----------------------------         of the Board and Director
Ronald E. Bloom


/s/ Adam Curry                        Chief Technology Officer and                 September 17, 1998
-----------------------------         Director
Adam Curry


/s/ Melvin Epstein                    Chief Financial Officer                      September 17, 1998
-----------------------------
Melvin Epstein


/s/ Barry Wagner                      Director                                     September 17, 1998
-----------------------------
Barry Wagner


/s/ Richard Char                      Director                                     September 17, 1998
-----------------------------
Richard Char


/s/ Marc Canter                       Director                                     September 17, 1998
-----------------------------
Marc Canter


/s/ Larry Kopald                      Chief Creative Officer and Director          September 17, 1998
-----------------------------
Larry Kopald

