Form 10QSB
period 1998-09-30
THINK NEW IDEAS INC
filed 1998-11-13
CIK 1014462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   (Mark one)

         (X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                     ---------------------------------------
           ( ) Transition Report under Section 13 or 15(d) of the Exchange Act.

             For the transition period from ______________ to ______________
                          --------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at November 10, 1998
-----                                           --------------------------------
Common Stock, par value $.0001 per share                    8,442,906  shares

Transitional Small Business Disclosure Format (check one)  Yes     No  X

                              THINK NEW IDEAS, INC.

                                   FORM 10-QSB

                                      INDEX



                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements
        Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
        and June 30, 1998.................................................................................3
        Condensed Consolidated Statements of Operations for the three months ended and 1997 September 30, 1998 (Unaudited)...........................................................4
        Condensed Consolidated Statement of Shareholders' Equity as of
        September 30, 1998 (Unaudited) ...................................................................5
        Condensed Consolidated Statements of Cash Flows for the three months ended
        September 30, 1998 and 1997 (Unaudited) ..........................................................6
        Notes to Condensed Consolidated Financial Statements (Unaudited)..................................7
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........10

PART II - OTHER INFORMATION
   Item 1.  Legal Proceedings............................................................................14
   Item 2.  Changes in Securities........................................................................14
   Item 3.  Defaults Upon Senior Securities..............................................................14
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................15
   Item 5.  Other Information and Subsequent Events......................................................15
   Item 6.  Exhibits and Reports on Form 8-K.............................................................15


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                            --------------   -----------
                                                             SEPTEMBER 30,     JUNE 30,
                                                                1998             1998
                                                            --------------   -----------
                                                              (unaudited)
ASSETS
 Current assets:
      Cash and cash equivalents                             $  4,243,752    $  7,653,576
      Accounts receivable, net of allowance for doubtful
       accounts of $987,535 and $1,019,475                    14,862,006      14,431,288
      Unbilled receivables                                     3,046,944       3,455,181
      Prepaid expenses and other assets                        1,133,669         715,574
                                                            ------------    ------------
           Total current assets                               23,286,371      26,255,619

Property, plant and equipment, net                             5,532,747       5,682,059
Software development costs                                     1,772,365       1,858,370
Goodwill, net of accumulated amortization of
 $2,879,761 and $2,534,207                                    17,089,619      17,344,798
Other assets                                                   1,592,211       1,112,225
                                                            ============    ============
           Total assets                                     $ 49,273,313    $ 52,253,071
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                      $  6,878,416    $  9,912,683
      Accrued expenses                                         1,360,003       3,414,977
      Accrued restructuring costs                                100,242         307,482
      Media payable                                            6,442,231       3,407,266
      Income taxes payable                                       237,154         566,578
      Bank payable                                             1,827,308         491,915
      Due to related party                                       612,867         591,946
      Current portion of obligations under capital leases        578,118         693,619
                                                            ------------    ------------
           Total current liabilities                          18,036,339      19,386,466

      Obligations under capital leases                            41,328         260,645
      Other long-term liability                                   82,703         102,548
                                                            ------------    ------------
           Total liabilities                                  18,160,370      19,749,659
                                                            ------------    ------------
Commitments and contingencies
Shareholders' equity:
      Preferred stock, $.0001 par value; 5,000,000 shares
       authorized; none issued and outstanding                        --              --
      Common stock, $.0001 par value; 50,000,000 shares
       authorized; 8,441,697 and 8,433,656 shares issued
       and outstanding                                               844             843
      Additional paid-in capital                              67,778,213      67,731,946
      Accumulated deficit                                    (36,664,892)    (35,229,377)
      Accumulated other comprehensive income                      (1,222)             --
                                                            ------------    ------------
           Total shareholders' equity                         31,112,943      32,503,412
                                                            ------------    ------------
           Total liabilities and shareholders' equity       $ 49,273,313    $ 52,253,071
                                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                          -------------------------------
                                               1998             1997
                                          --------------   --------------

Revenues                                    $ 11,369,742    $  6,956,480

Operating
expenses:
   Direct salaries and related expenses        4,195,050       3,440,264
   Other direct expenses                       2,997,876       1,565,687
   Selling,  general  and  administrative
expenses                                       4,606,665       1,456,322
   Depreciation and amortization               1,006,984         427,595
                                            ------------    ------------

Operating profit/(loss)                       (1,436,833)         66,612

Interest income/(expense) and other net           21,318          (1,197)

                                            ------------    ------------
Income/(loss) before provision for taxes      (1,415,515)         65,415

Provision for income taxes                        20,000           4,580
                                            ============    ============
Net (loss) income                           $ (1,435,515)   $     60,835
                                            ============    ============

Net income (loss) per share - basic         $      (0.17)   $       0.01
Weighted average shares outstanding            8,205,732       6,151,789

Net income per share - diluted                       $--    $       0.01
Weighted average shares outstanding                   --       7,257,489


     See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                     Accumulated
                                                 Common Stock         Additional                        Other
                                          -------------------------     Paid-in     Accumulated     Comprehensive
                                             Shares         Amount      Capital       Deficit           Income            Total
                                          -----------   -----------   ----------    ------------    -------------     -----------

Balance at June 30, 1998                    8,433,656   $       843   $67,731,946   $(35,229,377)   $          --     $32,503,412
                                                                                                                      -----------

Comprehensive income
   Net loss                                        --            --            --     (1,435,515)              --      (1,435,515)
   Foreign currency translation
    adjustments                                    --            --            --             --            (1,222)        (1,222)
                                                                                                                       ----------
Comprehensive income                               --            --            --             --                --     (1,436,737)

   Issuance of common stock on exercise
    of stock options                            8,041             1        46,267             --                --         46,268
                                          ===========   ===========   ===========   ============    ==============    ===========
Balance at September 30, 1998               8,441,697   $       844   $67,778,213   $(36,664,892)   $       (1,222)   $31,112,943
                                          ===========   ===========   ===========   ============    ==============    ===========



          See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 --------------------------------
                                                                      1998             1997
                                                                 ---------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                 $ (1,435,515)   $     60,835
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation  and amortization                                     478,489          84,364
    Amortization of intangibles and deferred financing costs           528,495         343,231
    Consulting fees                                                         --          38,000
    Changes in assets and liabilities:
         Accounts receivable, net                                     (864,920)     (6,414,424)
         Unbilled receivables                                          408,237      (1,945,045)
         Accounts payable and accrued expenses                      (5,089,241)       (407,932)
            Accrued restructuring                                     (207,240)             --
         Media payable                                               3,034,965      10,935,583
         Other assets and liabilities                                 (846,496)     (1,273,438)
                                                                  ------------    ------------
Net cash (used in) provided by operating activities                 (3,993,226)      1,421,174
                                                                  ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of marketable securities                                          --      (3,262,464)
Sales of marketable securities                                              --       4,221,140
Purchases of property and equipment                                   (329,177)       (214,685)
Other                                                                 (155,185)             --
                                                                  ------------    ------------
Net cash (used in) provided by investing activities                   (484,362)        743,991
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                46,268              --
Net borrowings on short term debt                                    1,335,393              --
Proceeds from related party                                             20,921              --
Principal payments on capital leases                                  (334,818)        (30,546)
                                                                  ------------    ------------
Net cash provided by (used in) financing activities                  1,067,764         (30,546)
                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents                (3,409,824)      2,134,619
Cash and cash equivalents, beginning of period                       7,653,576       3,451,347
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $  4,243,752    $  5,585,966
                                                                  ============    ============

Supplemental cash flow information:
  Cash paid during the period
    Income taxes                                                  $      3,077    $      9,880
    Interest                                                            26,588           4,917

Non-cash investing and financing activities:
   Issuance of common stock to settle long-term liability                   --         206,250
   Receipt of marketable securities for payment of accounts
   receivable                                                     $    434,202              --


          See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission (the "SEC") in September 1998. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature necessary for a fair presentation of the results for the interim period, have been included. The results for the three months ended September 30, 1998, are not necessarily indicative of the results expected for the year.

PRO FORMA FINANCIAL DATA

      The following unaudited pro forma information for the three months ended September 30, 1997 is presented as if the Company had completed the acquisitions of BBG New Media, Inc. ("BBG"), Herring/Newman, Inc. ("Herring/Newman"), Interweb, Inc. ("Interweb"), UbiCube Group, Inc. ("UbiCube") as of July 1, 1997. These acquisitions were completed in the Company's fiscal year 1998.

               Revenue                     $ 10,852,000
               Net Loss                         (49,000)
               Net Loss per share - basic         (0.01)
               Weighted average shares
               outstanding - basic            6,151,789

      The pro forma information for the three months ended September 30, 1997 above is not necessarily indicative of the results of operations that would have occurred had the transactions actually been made as of July 1, 1997.

EARNINGS PER SHARE

      Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur from common shares issuable through stock options and other convertible securities. Shares of common stock held in escrow related to the Company's acquisitions are not included in the calculation of weighted-average shares outstanding for the periods presented, as the conditions required to release escrow shares for these acquisitions were not fulfilled at the end of the applicable periods presented.

      A  reconciliation  of   weighted-average   common  shares  outstanding  to
weighted-average common shares outstanding assuming dilution follows:

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                  September 30,
                                         ---------------------------
                                            1998           1997
                                         -----------   -------------
Weighted-average common shares
  outstanding                             8,205,732       6,151,789

Incremental common shares issuable               --       1,105,700
Weighted-average common shares
  assuming dilution                       8,205,732       7,257,489

      Incremental common shares were not included in the computation for the quarter ended September 30, 1998 since their inclusion in periods when the Company reported a net loss would be anti-dilutive.

COMPREHENSIVE INCOME

      The Company adopted SFAS No. 130 "Reporting Comprehensive Income," in the first fiscal quarter of 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes which are recorded directly to shareholders' equity. Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $1,222 at September 30, 1998 as a result of the Company's United Kingdom operations in the United Kingdom, which were acquired in the fourth quarter 1998 acquisition of UbiCube.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the presentation adopted in the current period.

LEGAL PROCEEDINGS

      On September 25, 1998, a shareholder of the Company filed a putative class action suit against the Company and current and former officers of the Company. The suit, filed in the United States District Court for the Southern District of New York, alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the Company with the SEC. Plaintiff alleges that these statements and documents caused the market price of the Company's common stock to be artificially inflated. Plaintiff further alleges that he purchased his shares of common stock at such artificially inflated prices and suffered damages as a result.

      On October 16, 1998, and October 19, 1998, two additional putative class action suits were filed by shareholders of the Company. These subsequent suits make similar allegations to those made in the first suit. The relief sought in each of the three lawsuits is unspecified. The Company is aware that at least four additional putative class action complaints making what appear to be similar allegations against the Company have been filed in the same court, although the Company has not yet been served with any complaints other than the three identified above. See Part II: "Item 1. Legal Proceedings."

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one business segment that provides marketing and communication services that include traditional services, such as advertising, graphic design and development of internet web sites and related tools.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

      Consolidated revenues for the three months ended September 30, 1998 increased sixty-three percent (63%) or $4,414,000 to $11,370,000 as compared with $6,956,000 for the three months ended September 30, 1997. This increase reflects the Company's strategic plan to grow both through acquisitions and internally. Of the overall increase in revenues, approximately $4,300,000 is the result of the Company's fiscal 1998 acquisitions of BBG, Herring/Newman, Interweb and UbiCube (the "1998 Acquisitions") which were completed in the second (BBG) and fourth quarters (Herring/Newman, Interweb and UbiCube) of fiscal 1998. The remaining increase represents growth in the Company's existing interactive marketing and communications services, which was offset by a $555,000 loss of revenues resulting from the Company's fourth quarter fiscal 1998 closure of its Atlanta graphic design department. This closure was reflected in the restructuring charge recorded in fiscal 1998.

OPERATING RESULTS

      The operating loss for the three months ended September 30, 1998 of $1,437,000 reflects a $1,370,000 change from an operating profit of $67,000 in the corresponding prior year period. The decrease in operating results is primarily due to the $4,414,000 increase in revenue being more than offset by increases in direct expenses and selling, general, and administrative expenses of $5,337,000 for the three months ended September 30, 1998.

      Although the Company's revenues increased by sixty-three percent (63%) in the quarter ended September 30, 1998, revenues were below management's expectations as a result of which the increase in expenses, although at budgeted levels, was not offset and caused the Company to incur an operating loss. The Company's operating expenses increased both in anticipation of new assignments and higher revenues in the current quarter and to support the Company's future growth. Revenues for the quarter were below projected levels due mainly to decisions by clients to delay new projects or to postpone decisions as to undertaking new projects, which the Company believes were in reaction to the economic uncertainties in the quarter ended September 30, 1998.

      Direct salaries and related expenses consist primarily of wages and associated payroll costs and benefits for permanent and temporary employees. Direct salaries and related expenses increased $755,000 or twenty-two percent (22%) to $4,195,000 in the three months ended September 30, 1998 from $3,440,000, in the corresponding prior year period. Of the overall increase in direct salaries and related expenses, the 1998 Acquisitions accounted for approximately $1,939,000. Excluding the effect of these acquisitions, there was a decrease of $1,184,000 over the same period in 1997. The Company's disposal of its traditional graphic design departments in fiscal 1998 accounted for approximately $230,000 of this reduction. The remaining decrease of $954,000 is due to better utilization of multi-skilled employees and higher profit margin projects in the three months ended September 30, 1998 compared to the same period in 1997. This is evidenced by the decline in direct salaries and related expenses as a percentage of revenues from forty-nine percent (49%) for the three months ended September 30, 1997 to thirty-seven percent (37%) for the three months ended September 30, 1998.

      Other direct expenses consist of contract labor, travel and production expenses associated with providing services to clients. Other direct expenses increased $1,432,000 to $2,998,000 for the three months ended September 30, 1998 from $1,566,000 for the same period in 1997. This increase is due to the inclusion of the operations of the 1998 Acquisitions as well as production-related costs associated with the Company's higher levels of revenues.

      Selling, general and administration expenses consist of marketing expenses, technology costs (hardware and software purchases and leasing) and telecommunications costs for Internet access. Selling, general and administration expenses also include corporate expenses such as insurance, personnel costs for finance and administration, accounting and legal fees, management information systems, and employee benefits. Selling, general and administration expenses increased by $3,151,000 to $4,607,000 for the three months ended September 30, 1998 from $1,456,000 for the three months ended September 30, 1997. Of this increase, $1,821,000 is due to the inclusion of the 1998 Acquisitions. The remaining net increase of $1,330,000 reflects increases in salary expenses for additional management at the executive level and increased financial and administrative personnel at the corporate level to support the Company's growth. In addition, there was increased technology spending required to support the Company's infrastructure and the growing workforce.

INCOME TAXES

      The effective tax rate for 1998 on income before income taxes is lower than the United States federal statutory rate of thirty-four percent (34%) as a result of the Company's net operating loss carryforwards. The Company did not record an income tax benefit in the three months ended September 30, 1998 because the realization of available net operating loss carryforwards was not assured. The Company recorded $20,000 of income tax expense for the three months ended September 30, 1998 relating to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities of $3,993,000 for the three months ended September 30, 1998 reflects the net loss of $1,436,000 in the period combined principally with a decrease in accounts payable and accrued expenses of $5,089,000, offset in part, by an increase in media payable of $3,035,000. The decrease in accounts payable and accrued expenses at September 30, 1998, which was funded with the cash on hand at June 30, 1998, is the result of the timing of vendor payments. The level of media payables will vary with the volume and timing of client media advertising expenditures, and the increase at September 30, 1998 reflects increased media placements for clients. Amortization expense related to goodwill for the three months ended September 30, 1998 was approximately $345,000. Of this expense, $290,000 is related to the 1998 Acquisitions. Accrued restructuring costs represent the charges recorded in fiscal 1998 related to the Company's disposition of its traditional graphic design departments. The reduction of the accrued restructuring charge reflects the payment of certain severance and other costs included in the fiscal 1998 accrual, and the adjustment of $80,000 reflecting the cancellation of an equipment lease. The Company financed the negative operating cash flow for the first quarter of fiscal 1998 through the use of cash on hand at June 30, 1998. Additionally, the Company borrowed $1,564,000 under its line of credit with Bank of New York to allow it to maintain adequate cash reserves, which totaled $4.2 million at September 30, 1998. At September 30, 1998, the Company had $3,436,000 available for borrowing under its line of credit.

      Net cash provided by operating activities for the three months ended September 30, 1997 of $1,421,000 reflects net income of $61,000 which includes non cash charges of $428,000 for depreciation and amortization, and $38,000 for consulting fees. Media payables increased $10,936,000, however, this increase was offset by the increases in accounts receivable and unbilled receivables of $6,414,000 and $1,945,000, respectively, and an increase in accounts payable and accrued expenses of $408,000. The increase in unbilled receivables at September 30, 1997 is principally due to specific Website development projects undertaken by the Company for which significant work has been performed in advance of the dates billings are permitted under the applicable contracts. Accounts receivable increased primarily due to pass-through media costs billed to clients of Fathom Advertising, which was acquired in May 1997, and increased the volume of work.

      Net cash used in investing activities totaled $484,000 for the three months ended September 30, 1998 as compared with cash provided by investing activities of $744,000 in the corresponding prior year period. Net cash used in investing activities for the three months ended September 30, 1998 is the result of additions to property and equipment and software development costs of $394,000. Additions to software development costs of $65,000 are included as other investing activities. Cash provided by investing activities for the three months ended September 30, 1997 resulted primarily from net sales of marketable equity securities of $959,000, offset in part by capital expenditures of $215,000.

      Net cash provided by financing activities was $1,068,000 for the three months ended September 30, 1998 compared with cash used in financing activities of $31,000 for the corresponding prior year period ended September 30, 1997. Cash provided by financing activities for the three months ended September 30, 1998 relates primarily to the increase of $1,300,000 in borrowings on short term debt which was used to finance capital expenditures and operating activities, offset slightly by payments on capital leases. Net cash used in financing activities for the three months ended September 30, 1997 of $31,000 resulted from principal payments on long-term capital leases.

      The Company believes that cash generated from its operations in 1999 will be sufficient to fund its operations, pay required debt and capital lease obligations, and continue the Company's strategy growth through acquisitions. However, there can be no assurance that such cash requirements can be funded totally from operations, and in particular, the cash required for acquisitions that cannot be structured solely with common stock or deferred payments. The Company may be required to seek additional sources of capital to facilitate transactions that require significant cash payments. There can be no assurance that such additional capital would be available when needed, and the inability to obtain such financing could adversely affect the Company's pursuit of its strategies.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the federal securities laws. All statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion, strategic plans, growth of the Company's business and operations, Year 2000 related actions, and other such matters are forward-looking statements. The forward-looking statements are based on many assumptions and factors including effects of currency fluctuations, consumer preferences and economic conditions worldwide, and the ability of the Company to implement, in a timely manner, the programs and actions related to the Year 2000 issue. Any changes in such assumptions or factors could produce significantly different results.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On September 25, 1998, Michael R. Farrell, a shareholder of the Company, filed a putative class action suit, styled Farrell v. Think New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against the Company, Ronald Bloom and Melvin Epstein (both officers of the Company) and Scott Mednick (a former officer of the Company). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock in the class period from November 14, 1997 through September 21, 1998. The complaint alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the Company with the SEC. Plaintiff alleges that these statements and documents caused the market price of the Company's common stock to be artificially inflated. Plaintiff further alleges that he purchased his shares of common stock at such artificially inflated prices and suffered damages as a result.

      Subsequently, on October 16, 1998, and October 19, 1998, two additional putative class action suits, styled Saint Ours v. Think New Ideas, Inc., et. al., No. 98 Civ. 7306; and Henzel v. Think New Ideas, Inc., et. al., No. 98 Civ. 7362, respectively, were filed by shareholders of the Company. These subsequent suits, which have substantially similar class periods (the class period in Henzel v. Think New Ideas, Inc., et. al. is from November 5, 1998 through September 21, 1998), make similar allegations to those made in Farrell v. Think New Ideas, Inc., et. al. with only minor differences. The relief sought in each of the three lawsuits is unspecified, but includes pleas for compensatory damages and interest, punitive damages (the plaintiff in Henzel v. Think New Ideas, Inc., et. al. has not sought punitive damages), reasonable costs and expenses associated with the action (including attorneys' fees and experts' fees) and such other relief as the court may deem proper.

      Management believes that the Company has meritorious defenses to these actions and intends to contest them vigorously. Although there can be no assurance as to the outcome of these matters, unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

      The Company is aware that at least four additional putative class action complaints making what appear to be similar allegations against the Company have been filed in the same court, although the Company has not yet been served with any complaints other than the three identified in the preceding paragraphs.

ITEM 2.  CHANGES IN SECURITIES

      There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no matters submitted to a vote of security holders during the period ended September 30, 1998.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

      There is no other information or subsequent events to report at September 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     Exhibit 27     Financial Data Schedule

(b) Reports on Form 8-K. The Company filed a current report on Form 8-K during the period ended September 30, 1998 relating to the acquisition of UbiCube Group, Inc. on June 29, 1998. Financial statements relating to the acquisition of UbiCube Group, Inc. were filed by amendment to the Form 8-K on September 14, 1998. In addition, Financial Statements relating to the acquisition of Interweb, Inc. were filed by the Company by amendment to the Form 8-K relating to the acquisition on August 14, 1998.

                                   SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

November 14, 1998                   THINK New Ideas, Inc.

                                    By:  /s/ Melvin Epstein
                                         ---------------------------------------
                                         Melvin Epstein, Chief Financial Officer