Form 10QSB
period 1998-12-31
THINK NEW IDEAS INC
filed 1999-02-12
CIK 1014462

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
                                   (Mark one)
    (X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                     ---------------------------------------
   ( ) Transition Report under Section 13 or 15(d) of the Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at February 8, 1999
-----                                            -------------------------------
Common Stock, par value $.0001 per share                  8,591,650 shares

Transitional Small Business Disclosure Format (check one)   Yes        No  X
                                                                          ---

                              THINK NEW IDEAS, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements
          Condensed  Consolidated  Balance  Sheets as of December  31,
             1998 (Unaudited) and June 30, 1998............................    3
          Condensed  Consolidated  Statements  of  Operations  for the
             three and six months  ended  December  31,  1998 and 1997
             (Unaudited)...................................................    4
          Condensed Consolidated  Statement of Shareholders' Equity as
             of December 31, 1998 (Unaudited)..............................    5
          Condensed Consolidated  Statements of Cash Flows for the six
             months ended December 31, 1998 and 1997  (Unaudited)..........    6
          Notes  to  Condensed   Consolidated   Financial   Statements
             (Unaudited)...................................................    7
     Item  2.  Management's   Discussion  and  Analysis  of  Financial
       Condition and Results of Operations.................................    9

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings.............................................   15
     Item 2. Changes in Securities.........................................   16
     Item 3. Defaults Upon Senior Securities...............................   16
     Item 4. Submission of Matters to a Vote of Security Holders...........   16
     Item 5. Other Information and Subsequent Events.......................   16
     Item 6. Exhibits and Reports on Form 8-K..............................   16

                    PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   ---------------------------- -- --------------------------
                                                                          DECEMBER 31,                      JUNE 30,
                                                                              1998                            1998
                                                                   ----------------------------    --------------------------
                                                                           (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                       $          6,964,709            $          7,653,576
     Accounts receivable,  net of allowance for doubtful accounts
       of $1,202,717 and $1,019,475                                            19,929,307                      14,431,288
     Unbilled receivables                                                       1,933,338                       3,455,181
     Prepaid expenses and other assets                                          1,331,060                         715,574
                                                                     --------------------            --------------------
          Total current assets                                                30,158,414                       26,255,619

Property, plant and equipment, net                                              5,326,215                       5,682,059
Software development costs, net                                                 1,698,558                       1,858,370
Goodwill,  net of  accumulated  amortization  of  $3,229,390  and
$2,534,207                                                                     17,054,504                      17,344,798
Other assets                                                                    1,696,218                       1,112,225
                                                                     --------------------            --------------------

         Total assets                                                $         55,933,909            $         52,253,071
                                                                     ====================            ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $          8,688,186            $          9,912,683
     Accrued expenses                                                           1,596,656                       3,414,977
     Accrued restructuring costs                                                   93,781                         307,482
     Media payable                                                             12,092,466                      3,407,266
     Income taxes payable                                                         169,997                         566,578
     Bank payable                                                               1,776,868                         491,915
     Due to related party                                                         612,866                         591,946
     Current portion of obligations under capital leases                          491,386                         693,619
                                                                     --------------------            --------------------
          Total current liabilities                                            25,522,206                      19,386,466

     Obligations under capital leases                                               7,560                         260,645
     Other long-term liability                                                     28,578                         102,548
                                                                     --------------------            --------------------
         Total liabilities                                                     25,558,344                      19,749,659
                                                                     --------------------            --------------------

Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares
      authorized; none issued and outstanding                                      -                                     -
     Common stock, $.0001 par value; 50,000,000 shares
      authorized; 8,572,984 and 8,433,656 shares issued
      and outstanding                                                                 857                             843
     Additional paid-in capital                                                68,728,555                      67,731,946
     Accumulated deficit                                                      (38,349,819)                    (35,229,377)

     Accumulated other comprehensive income                                        (4,028)                              -

          Total shareholders' equity                                           30,375,565                      32,503,412
                                                                     --------------------            --------------------

         Total liabilities and shareholders' equity                  $         55,933,909              $       52,253,071
                                                                     ====================              ==================


     See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          DECEMBER 31,                      DECEMBER 31,
                                                  -----------------------------   -----------------------------
                                                      1998              1997          1998            1997
                                                  -------------    ------------   ------------    -------------
Revenues                                           $ 12,371,317    $ 10,067,406   $ 23,741,059    $ 17,023,886

Operating expenses:
    Salaries and related expenses                     6,758,871       4,006,771     13,209,222       7,151,047
    Selling, general and administrative expenses      6,260,851       5,054,116     11,610,091       8,372,113
    Depreciation and amortization                     1,029,513         527,835      2,036,498         955,430
                                                   ------------    ------------   ------------    ------------

Operating profit/(loss)                              (1,677,918)        478,684     (3,114,752)        545,296

Interest income/(expense) and other, net                  1,692         102,478         23,010         101,280

                                                   ------------    ------------   ------------    ------------
Income/(loss) before provision for taxes             (1,676,226)        581,162     (3,091,742)        646,576

Provision for income taxes                                8,700         108,406         28,700         112,985

                                                   ============    ============   ============    ============
Net (loss) income                                  $ (1,684,926)   $    472,756   $ (3,120,442)   $    533,591
                                                   ============    ============   ============    ============

Net income (loss) per share - basic                $      (0.20)   $       0.07   $      (0.38)   $       0.08
Weighted average shares outstanding                   8,229,612       6,819,819      8,217,380       6,703,608
Net income per share -  diluted                    $         --    $       0.06   $         --    $       0.07
Weighted average shares outstanding                          --       7,469,069             --       7,245,809


     See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                               COMMON STOCK           ADDITIONAL                     ACCUMULATED OTHER
                                        ---------------------------    PAID-IN        ACCUMULATED      COMPREHENSIVE
                                           SHARES        AMOUNT        CAPITAL          DEFICIT           INCOME           TOTAL
                                        --------------------------------------------------------------------------------------------
Balance at June 30, 1998                   8,433,656      $843       $67,731,946    $(35,229,377)    $          -      $ 32,503,412
                                                                                                                       -------------

Comprehensive income
   Net loss                                        -         -                 -      (3,120,442)               -        (3,120,442)
   Foreign currency translation
    adjustments                                                                                            (4,028)           (4,028)
                                                                                                                       -------------
Comprehensive income                               -         -                 -               -                -        (3,124,470)
   Issuance of common stock on exercise
    of stock options                         139,328        14           996,609               -                -           996,623
                                        ============================================================================================
Balance at December 31, 1998               8,572,984      $857       $68,728,555    $(38,349,819)    $         (4,028) $ 30,375,565
                                        ============================================================================================



     See accompanying notes to condensed consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                          ------------------------------------
                                                                               1998                  1997
                                                                           ------------          ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $(3,120,442)          $   533,591
Adjustments to reconcile net (loss) income to net cash provided by
(used in) operating activities:
    Depreciation  and amortization                                             956,316               287,049
    Amortization of intangibles and deferred financing costs                 1,080,181               668,381
    Consulting fees                                                                 --                38,000
    Changes in assets and liabilities:
        Accounts receivable, net                                            (6,092,220)           (6,223,750)
        Unbilled receivables                                                 1,521,843               (21,783)
        Accounts payable and accrued expenses                               (3,042,818)            2,903,098
            Accrued restructuring                                             (213,701)                   --
        Media payable                                                        8,685,200             6,981,612
        Other assets and liabilities                                        (1,157,173)             (994,889)
                                                                           -----------           -----------
Net cash (used in) provided by operating activities                         (1,382,814)            4,171,309
                                                                           -----------           -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Payment for acquisition, net of cash acquired                                       --              (743,888)
Purchases of marketable securities                                                  --            (1,123,902)
Sales of marketable securities                                                      --             1,586,784
Purchases of property and equipment                                           (600,472)           (1,039,856)
Other                                                                         (552,759)                   --
                                                                           ===========           ===========
Net cash used in investing activities                                       (1,153,231)           (1,320,862)
                                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of promissory notes                                                       --              (548,404)
Issuance of common stock                                                       996,623               122,052
Net borrowings on short term debt                                            1,284,953                    --
Proceeds from related party                                                     20,920                    --
Principal payments on capital leases                                          (455,318)              (84,533)
                                                                           -----------           -----------
Net cash provided by (used in) financing activities                          1,847,178              (510,885)
                                                                           -----------           -----------

Net (decrease) increase in cash and cash equivalents                          (688,867)            2,339,562
Cash and cash equivalents, beginning of period                               7,653,576             3,451,347
                                                                           ===========           ===========
Cash and cash equivalents, end of period                                   $ 6,964,709           $ 5,790,909
                                                                           ===========           ===========

Supplemental cash flow information:
  Cash paid during the period
    Income taxes                                                           $    66,413           $     9,880
    Interest                                                                    67,172                40,022

Non-cash investing and financing activities:
   Issuance of common stock to settle long-term liability                                             206,250
   Issuance of common stock to consultant                                                             359,268
   Issuance of common stock related to acquisition                                                  3,602,091
   Additions to capital lease obligations                                                             465,000
  Receipt of unregistered shares for payment of accounts receivable            594,201

     See accompanying notes to condensed consolidated financial statements.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements contained in the Company's Form 10-KSB for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission (the "SEC") in September 1998. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature necessary for a fair presentation of the results for the interim period, have been included. The results for the six months ended December 31, 1998, are not necessarily indicative of the results expected for the year.

PRO FORMA FINANCIAL DATA

     The following unaudited pro forma information for the six months ended December 31, 1997 is presented as if the Company had completed the acquisitions of BBG New Media, Inc. ("BBG"), Herring/Newman, Inc. ("Herring/Newman"), Interweb, Inc. ("Interweb"), UbiCube Group, Inc. ("UbiCube") as of July 1, 1997. These acquisitions were completed in the Company's fiscal year 1998.

                Revenue                            $ 23,868,000
                Net Loss                           $   (184,000)
                Net Loss per share - basic         $      (0.03)
                Weighted average shares
                Outstanding - basic                   6,703,608

     The pro forma information for the six months ended December 31, 1997, above, is not necessarily indicative of the results of operations that would have occurred had the transactions actually been made as of July 1, 1997.

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

     A  reconciliation  of   weighted-average   common  shares   outstanding  to
weighted-average common shares outstanding assuming dilution follows:

                                                                        DECEMBER 31,
                                                            --------------------------------------
                                                                 1998                  1997
                                                            ----------------     -----------------
Weighted-average common shares
  outstanding                                                  8,217,380               6,703,608
Incremental common shares issuable                                    --                 542,201
Weighted-average common shares
  assuming dilution                                            8,217,380               7,245,809

     Incremental common shares were not included in the computation for the three and six months ended December 31, 1998 since their inclusion in periods when the Company reported a net loss would be anti-dilutive.

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," in the first fiscal quarter of 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes which are recorded directly to shareholders' equity. Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $4,028 at December 31, 1998 as a result of the Company's operations in the United Kingdom, which were acquired in the fourth quarter 1998 acquisition of UbiCube.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the presentation adopted in the current period.

LEGAL PROCEEDINGS

     On September 25, 1998, a shareholder of the Company filed a putative class action suit against the Company and current and former officers of the Company in the United States District Court for the Southern District of New York. During October 1998, six additional complaints were filed against the same parties making substantially the same allegations. These seven suits have been consolidated by the Court and the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999. This consolidated complaint alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the Company with the SEC. The consolidated complaint alleges that these statements and documents caused the market price of the Company's common stock to be artificially inflated. The plaintiffs further allege that they purchased their shares of common stock at such artificially inflated prices and suffered damages as a result. The relief sought by the consolidated complaint is unspecified, but includes claims for compensatory damages with interest, punitive damages where appropriate, and reasonable costs (including attorneys' and experts' fees). See Part II:
"Item 1. Legal Proceedings."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Consolidated revenues for the three months ended December 31, 1998 increased twenty-three percent (23%) or $2,304,000 to $12,371,000 as compared with $10,067,000 for the three months ended December 31, 1997. This total increase was comprised of the following components: (a) Services provided by BBG, Herring/Newman, Interweb and UbiCube (the "1998 Acquisitions") caused a $4,111,000 increase in revenues. That amount excluded the pre-acquisition revenues for the 1998 Acquisitions for the comparable fiscal 1997 period, reflecting growth at those operations achieved by cross-selling and other synergies between the 1998 Acquisitions and the Company's other operations. (b) Revenues from the Company's existing interactive services increased $1,280,000 for the quarter ended December 31, 1998 compared with the corresponding prior year period. (c) Offsetting that increase was a decrease of $2,580,000 derived from the portion of client services relating to traditional marketing and communications, which was the result of reduced business with clients. Additionally, revenues decreased by $507,000 reflecting the loss of revenues resulting from the Company's fourth quarter fiscal 1998 closure of its Atlanta graphic design department.

     Consolidated revenues for the six month period ended December 31, 1998 increased thirty-nine percent (39%) or $6,717,000 to $23,741,000 as compared with $17,024,000 for the six months ended December 31, 1997. The services provided by the 1998 Acquisitions generated a $8,441,000 increase, again representing a level of revenues higher than that generated by the operations in the comparable 1997 period before their acquisition by the Company. Revenues from the Company's existing interactive services increased $1,581,000 for the six months ended December 31, 1998 as compared with the corresponding prior year period. Offsetting this increase was a decrease of $2,243,000 in revenues from the portion of clients services relating to traditional marketing and communications, and a decrease of $1,062,000 reflecting the loss of revenues resulting from the Company's fourth quarter fiscal 1998 closure of its Atlanta graphic design department.

OPERATING RESULTS

     The operating loss for the three months ended December 31, 1998 of $1,678,000 reflects a $2,157,000 change from an operating profit of $479,000 in the corresponding prior year period. The decrease in operating results for the three months ended December 31, 1998 is due to the $2,304,000 increase in revenue being more than offset by increases in salaries and related expenses, selling, general and administrative expenses and depreciation and amortization totaling $4,461,000 for the three months ended December 31, 1998. The operating loss for the six months ended December 31, 1998 of $3,115,000 reflects a $3,660,000 change from an operating profit of $545,000 in the corresponding prior year period. The decrease in operating results for the six months ended December

31, 1998 is primarily due to the $6,717,000 increase in revenue being more than offset by increases in salaries and related expenses, selling, general, and administrative expenses and depreciation and amortization totaling $10,377,000 for the six month period ended December 31, 1998. For both the three and six month periods ended December 31, 1998, the growth in the Company's operating expenses reflects the effect of higher revenues and expenses incurred in anticipation of and preparation for future growth in revenues.

     Salaries and related expenses consist primarily of wages and associated payroll costs and benefits for all employees, including finance and administrative wages, as well as associated payroll costs and benefits. Salaries and related expenses increased sixty-nine percent (69%) or $2,752,000 in the three months ended December 31, 1998 to $6,759,000 from $4,007,000 for the corresponding prior year period. The 1998 Acquisitions accounted for approximately $2,352,000 of the overall increase in salaries and related costs. The remaining $400,000 increase includes the effect of savings of $157,000 from the fourth quarter fiscal 1998 closure of the Atlanta graphic design department. The increase, excluding this saving, of $557,000 was due to the addition of personnel in marketing, production, and client service areas to undertake new business development.

     Salaries and related expenses for the six months ended December 31, 1998 increased eighty-five percent (85%) or $6,058,000 to $13,209,000 from $7,151,000 for the six months ended December 31, 1997. The 1998 Acquisitions accounted for approximately $5,234,000 of the overall increase. The remaining increase of $824,000 includes $157,000 of savings resulting from the closure of the Atlanta graphic design department. The increase in salaries and related expenses for the six months ended December 31, 1998 reflects the addition of marketing, production and client service personnel discussed above, and additions during the first quarter of fiscal 1999 to executive management and finance and administrative personnel required to support the Company's expanded operations which occurred as the result of its acquisitions.

     Selling, general and administrative expenses consist of marketing expenses, technology costs (hardware and software purchases and leasing) and telecommunications costs for Internet access. Selling, general and administrative expenses also include corporate expenses such as insurance, accounting and legal fees, and management information systems. Also included in selling, general and administrative expenses are direct expenses such as contract labor, travel and production expenses associated with providing services to clients. Selling, general and administrative expenses increased twenty-four percent (24%) or $1,207,000 to $6,260,851 for the three months ended December 31, 1998 compared with $5,054,000 for the corresponding prior year period ended December 31, 1997. Of the increase $1,562,000 is the result of the 1998 Acquisitions.

     Selling, general and administrative expenses increased thirty-nine percent (39%) or $3,238,000 to $11,610,000 for the six months ended December 31, 1998 as compared with $8,372,000 for the corresponding prior year period ended December 31, 1997. The increase for the six months ended December 31, 1998 includes
$2,177,000 for the 1998 Acquisitions. The remaining increase reflects expenditures necessary to support the Company's higher revenues.

     Depreciation and amortization for the three and six months ended December 31, 1998 increased $502,000 and $1,081,000 to $1,030,000 and $2,036,000,
respectively, as compared with the three and six month periods ended December 31, 1997. These increases primarily relate to the amortization of goodwill related to the 1998 Acquisitions.

INCOME TAXES

     The effective tax rate for 1998 on income before income taxes is lower than the United States federal statutory rate of thirty-four percent (34%) as a result of the Company's net operating loss carryforwards. The Company did not record an income tax benefit in the six months ended December 31, 1998 because the realization of available net operating loss carryforwards was not assured. The Company recorded $28,700 of income tax expense for the six months ended December 31, 1998 relating to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $1,003,000 for the six months ended December 31, 1998 principally reflects the net loss of $3,120,000, reduced by $2,036,000 of non-cash depreciation and amortization. The significant changes in working capital, assets and liabilities, which absorbed cash were an increase in accounts receivable of $5,712,000 and a decrease in accounts payable and accrued expenses of $3,043,000. The cash absorbed by those changes was offset by cash provided from an increase in media payables and a decrease in unbilled receivables of $8,685,000 and $1,522,000, respectively. The increase in accounts receivable is due to an increase in the billings to pass through to clients the costs of media placements, particularly from the Company's traditional marketing services group, which vary with the timing and volume of client media advertising expenditures. Comparable to the change in accounts receivable, the increase in media payables reflects increased media placements which vary with the volume and timing of client media advertising expenditures. Unbilled receivables decreased as a result of the timing and execution of client projects. Accrued restructuring costs represent the charges recorded in fiscal 1998 related to the Company's disposition of its traditional graphic design departments. The reduction of the accrued restructuring charge reflects the payment of certain severance and other costs included in the fiscal 1998 accrual. The Company financed the negative operating cash flow for the six months ended December 31, 1998 through the use of cash on hand at June 30, 1998 and amounts drawn under the line of credit with Bank of New York. The Company borrowed $1,464,000 under its line of credit and had $3,536,000 available for borrowing at December 31, 1998.

     Net cash provided by operating activities for the six months ended December 31, 1997 of $4,171,000 reflects net income of $534,000 adjusted by non-cash charges of $955,000 for depreciation and amortization, combined with cash provided from increases in media payables and accounts payable and accrued expenses of $6,982,000 and $2,903,000, respectively, offset by an increase in accounts receivable of $6,224,000. The increase in accounts receivable and media payables reflects increases in the level of media placement costs being paid by the Company on behalf of, and then rebilled to clients, which increase resulted from the May 1997 acquisition of Fathom Advertising. Accounts payable and accrued expenses increased primarily due to the timing of vendor payments.

     Net cash used in investing activities totaled $1,553,000 for the six months ended December 31, 1998 as compared with $1,321,000 for the six months ended December 31, 1997. Net cash used in investing activities for the six months ended December 31, 1998 is comprised of additions to property and equipment of $600,000 combined with additions to other investing activities, including software development costs, of $148,000. Net cash used in investing activities for the six months ended December 31, 1997 includes capital expenditures of $1,040,000, net cash paid in connection with the merger with BBG of $744,000 offset, in part, by net sales of marketable equity securities of $463,000.

     Net cash provided by financing activities was $1,847,000 for the six months ended December 31, 1998 as compared with cash used in financing activities of $511,000 for the six months ended December 31, 1997. Cash provided by financing activities for the six months ended December 31, 1998 includes a net increase of $1,285,000 in borrowings on short term debt which was used to finance capital expenditures and the negative operating cash flow, as well as proceeds of $997,000 from the exercise of stock options during the period, offset by payments on capital leases of $455,000. Net cash used in financing activities for the six months ended December 31, 1997 resulted from loan repayments of $548,000 in connection with the acquisition of BBG and principal payments on long-term capital leases of $85,000, offset by proceeds of $122,000 from exercised stock options during the six months ended December 31, 1997.

     Cash on hand at December 31, 1998 was $6,965,000. In addition, the Company has available a $5,000,000 line of credit with the Bank of New York, of which $3,536,000 is available. The Company believes that cash generated from its operations in fiscal 1999 or available through its existing borrowing facilities will be sufficient to fund its operations, pay required debt and capital lease obligations, and continue the Company's growth strategy through acquisitions. However, there can be no assurance that operations and the funding required for any acquisitions that cannot be structured solely with common stock or deferred payments can be fully financed by these sources. The Company may be required to seek additional sources of capital to facilitate transactions that require significant cash payments. There can be no assurance that such additional capital will be available when needed, and the inability to obtain such financing could adversely affect the Company's ability to achieve its business objectives.

IMPACT OF YEAR 2000

     The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Accordingly, any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as the year 1900 rather than 2000. The Company has instituted a plan to assess its state of readiness for Y2K, to remediate those systems that are non-compliant and to assure that material third parties will be Y2K compliant.

STATE OF READINESS

     The Company has assessed all mainframe, operating and application systems for Y2K readiness, giving highest priority to those information technology applications ("IT") systems that are considered critical to its business operations. At present, approximately 80 percent of the IT systems have been remediated. The Company's primary focus is the state of readiness of the Internet infrastructure and is working with the Internet Engineering Task Force (of which the

Company is a member), Cisco Systems and Worldcom to ensure mitigation of risk with redundant and Y2K compliant infrastructure. The Company's assessment of its systems will be completed during fiscal 1999. Extensive testing of the remediated systems will be performed throughout 1999 for implementation during the year.

     The Company is presently compiling an inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and equipment connected with a buildings' infrastructure. Once the inventory is complete, the systems will be prioritized and assessed for compliance. Preliminary investigations of the embedded chip systems indicate that Y2K will not effect systems such as heating, ventilation, and security. On going testing and implementation of any remediation required for the non-IT systems will be performed throughout 1999.

MATERIAL THIRD PARTIES

     Key vendors and service providers have been identified, and management has provided its vendors with the tools needed to perform their Y2K compliance initiatives. Due to the Company having state of the art computer systems, no hardware upgrade will be required. However, the Company is working with and seeking Y2K compliance statements from its software vendors, such as Microsoft, Sun Microsystems and Apple.

Y2K COSTS

     The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse affect on continuing operations. The Company estimates the total direct amount to remediate the Y2K issue to be immaterial to the Company's results of operations or financial condition. All costs will be expensed as incurred, unless new software is purchased which will be capitalized.

CONTINGENCY PLAN/RISKS

     The Company is in the process of developing contingency plans for those areas that might be affected by Y2K. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Y2K compliant would result in the interruption of its business, which could have a material adverse affect on the results of operations or financial condition of the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws. All statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion, strategic plans, growth of the Company's business and operations, Y2K related actions, and other such matters are forward-looking statements. The forward-looking statements are based on many assumptions and factors including effects of consumer preferences and economic conditions worldwide which affect the timing and amount of projects undertaken by the Company's clients, which can affect client project expenditures. In addition, the cost and availability of capital for the Company, and the effect of foreign currency exchange rates and the ability of the Company to implement, in a timely manner, the programs and actions related to the Y2K issue. Any changes in such assumptions or factors could produce significantly different results.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 25, 1998, Michael R. Farrell, a shareholder of the Company, filed a putative class action suit, styled Farrell v. Think New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against the Company, Ronald Bloom and Melvin Epstein (both officers of the Company) and Scott Mednick (a former officer of the Company) (the "Farrell Complaint"). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock, (the "Common Stock") in the class period from November 14, 1997 through September 21, 1998.

     On various dates in October 1998, six additional putative class action suits were filed in the same court against the same parties by six different individuals, each purporting to represent a class of purchasers of Common Stock. These subsequent suits claimed substantially similar class periods (one alleged a class period starting on November 5, 1997, rather than November 14, 1997) and made similar allegations as those made in the Farrell Complaint. All seven of these lawsuits were ultimately transferred to Judge Sidney H. Stein of the United States District Court for the Southern District of New York and consolidated by order of the Court, dated December 15, 1998, into one action styled In Re: Think New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

     Pursuant to an order of the Court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999 (the "Consolidated Complaint"). The Consolidated Complaint supersedes all prior complaints filed in all of these cases and will serve as the operative complaint in the consolidated class action. The Consolidated Complaint names fourteen individual plaintiffs and purports to be filed on behalf of a class of individuals who purchased Common Stock from November 5, 1997 through September 21, 1998. The Consolidated Complaint makes substantially similar allegations as the Farrell Complaint. Like the Farrell Complaint, the Consolidated Complaint alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the company with the SEC. The Consolidated Complaint alleges that these statements and documents caused the market price of the Common Stock to be artificially inflated. The plaintiffs further allege that they purchased shares of Common Stock at such artificially inflated prices and suffered damages as a result. The relief sought in the Consolidated Complaint is unspecified, but includes a plea for compensatory damages and interest, punitive damages where appropriate, reasonable costs and expenses associated with the action (including attorneys' fees and experts' fees) and such other relief as the Court deems just and proper.

     Management believes that the Company has meritorious defenses to the Consolidated Complaint and intends to contest it vigorously. Although there can be no assurance as to the outcome of these matters, unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

ITEM 2.  CHANGES IN SECURITIES

     There have been no changes in the securities of the Company required to be disclosed pursuant to this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There have been no material defaults with respect to any indebtedness of the Company required to be disclosed pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during the period ended December 31, 1998.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

     There is no other information or subsequent events to report at December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit 27, Financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file a current report on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 12, 1999                        THINK New Ideas, Inc.

                                         By:  /s/  Melvin Epstein
                                            ------------------------------------
                                         Melvin Epstein, Chief Financial Officer