Form 10QSB
period 1999-03-31
THINK NEW IDEAS INC
filed 1999-05-14
CIK 1014462

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                     ---------------------------------------
   ( ) Transition Report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from ______________ to ______________
                     --------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                          Outstanding at May 12, 1999
      -----                                          ---------------------------
Common Stock, par value $.0001 per share                   10,075,570  shares

Transitional Small Business Disclosure Format (check one)  Yes     No  X

                              THINK NEW IDEAS, INC.

                                   FORM 10-QSB

                                      INDEX



                                                                           Page
PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements
     Condensed Consolidated Balance Sheets as of March 31, 1999 and
     June 30, 1998 (Unaudited)................................................3
     Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 1999 and 1998(Unaudited).................4
     Condensed Consolidated Statement of Shareholders' Equity as of
     March 31, 1999 (Unaudited) ..............................................5
     Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998 (Unaudited) ...............................6
     Notes to Condensed Consolidated Financial Statements (Unaudited).........7
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................11
PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings.................................................17
  Item 2.  Changes in Securities and Use of Proceeds.........................18
  Item 3.  Defaults Upon Senior Securities...................................18
  Item 4.  Submission of Matters to a Vote of Security Holders...............18
  Item 5.  Other Information and Subsequent Events...........................19
  Item 6.  Exhibits and Reports on Form 8-K..................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                             -----------------------------------------
                                                  MARCH 31,              JUNE 30,
                                                    1999                   1998
                                             --------------------   ------------------

ASSETS
Current assets:
   Cash and cash equivalents                   $   9,322,444          $   7,653,576
   Accounts  receivable, net of allowance
    for doubtful accounts of $1,041,209
    and $1,019,475                                17,042,143             14,431,288
   Unbilled receivables                            2,494,536              3,455,181
   Prepaid expenses and other assets               1,034,995                715,574
                                             ---------------        ---------------
      Total current assets                        29,894,118             26,255,619

   Property, plant and equipment, net              5,475,560              5,682,059
   Software development costs, net                 1,536,402              1,858,370
   Goodwill, net of accumulated amortization
    of $3,606,370 and $2,534,207                  20,308,509             17,344,798
   Other assets                                    1,815,170              1,112,225
                                             ---------------        ---------------
      Total assets                             $  59,029,759          $  52,253,071
                                             ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            $   5,620,570          $   9,912,683
   Accrued expenses                                2,126,719              3,414,977
   Accrued restructuring costs                             -                307,482
   Media payable                                  10,214,439              3,407,266
   Income taxes payable                              351,069                566,578
   Bank payable                                    1,244,195                491,915
   Due to related party                               30,647                591,946
   Current portion of obligations under
    capital leases                                   334,520                693,619
                                             ---------------        ---------------
      Total current liabilities                   19,922,159             19,386,466

   Obligations under capital leases                  267,218                260,645
   Other long-term liabilities                             -                102,548
                                             ---------------        ---------------
      Total liabilities                           20,189,377             19,749,659
                                             ---------------        ---------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.0001 par value;
    5,000,000 shares authorized; none issued
    and outstanding                                        -                      -
   Common stock, $.0001 par value;
    50,000,000 shares authorized; 10,032,550
    and 8,433,656 shares issued
    and outstanding                                    1,003                    843
   Additional paid-in capital                     78,804,586             67,731,946
   Accumulated deficit                           (39,957,858)           (35,229,377)
   Accumulated other comprehensive income             (7,349)                     -
                                             ----------------       ---------------
      Total shareholders' equity                  38,840,382             32,503,412
                                             ----------------       ---------------
      Total liabilities and shareholders'
       equity                                  $  59,029,759          $  52,253,071
                                             ================       ===============

                         See accompanying notes to condensed consolidated
financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                MARCH 31,                     MARCH 31,
                                       -----------------------------  --------------------------
                                           1999           1998           1999          1998
                                       --------------  -------------  ------------  ------------

Revenues                               $12,827,035    $10,969,701     $36,568,094   $27,993,587

Operating expenses:
   Salaries and related expenses         7,214,858      4,561,567      20,424,080    11,712,612
   Selling, general and
    administrative expenses              5,786,137      5,055,937      17,396,230    13,428,052
   Depreciation and amortization         1,101,628        706,257       3,138,125     1,661,687
   Stock compensation expense              180,400              -         180,400             -
                                       --------------  -------------  ------------  ------------

   Operating (loss)/profit              (1,455,988)       645,940      (4,570,741)    1,191,236

   Interest income and other, net           16,702         87,007          39,712       188,287
                                       --------------  -------------  ------------  ------------

   Income/(loss) before provision
    for income taxes                    (1,439,286)       732,947      (4,531,029)    1,379,523

   Provision for income taxes              168,752         72,690         197,452       185,675
                                       ==============  =============  ============  ============
   Net (loss)/ income                  $(1,608,038)    $  660,257     $(4,728,481)  $ 1,193,848
                                       ==============  =============  ============  ============

   Net (loss)/ income per share -
    basic                              $     (0.18)    $     0.11     $     (0.56)  $      0.20
   Weighted average shares outstanding   8,776,977      6,133,948       8,402,610     5,960,831

   Net (loss)/ income per share -
    diluted                            $     (0.18)    $     0.10     $     (0.56)  $      0.18
   Weighted average shares outstanding   8,776,977      6,870,321       8,402,610     6,529,955


                         See accompanying notes to condensed consolidated
financial statements.

                     THINK New Ideas, Inc. and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (UNAUDITED)



                                                                                           Accumulated
                                            Common Stock        Additional                    Other
                                       ---------------------     Paid-In     Accumulated  Comprehensive
                                          Shares     Amount      Capital       Deficit        Income        Total
                                       ------------------------------------------------------------------------------

Balance at June 30, 1998                8,433,656   $    843    $67,731,946  $(35,229,377) $       -      $32,503,412
                                                                                                          -----------
   Comprehensive income
    Net (loss)                                  -          -              -    (4,728,481)         -       (4,728,481)
   Foreign currency translation
    adjustments                                                                               (7,349)          (7,349)
                                                                                                          -----------
   Comprehensive income                                                                                    (4,735,830)
   Stock Compensation Expense                   -          -        180,400             -          -          180,400
   Issuance of Common Stock on
    exercise of stock options             250,750         25      1,452,375             -          -        1,452,400
   Issuance of Common Stock in
    connection with acquisition           477,002         48      3,499,952             -          -        3,500,000
   Common Stock issued, net of
    issuance costs                        871,142         87      5,939,913             -          -        5,940,000
                                       ==============================================================================
Balance at March 31,1999               10,032,550   $  1,003    $78,804,586  $(39,957,858) $  (7,349)     $38,840,382
                                       ==============================================================================



                         See accompanying notes to condensed consolidated
financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                             MARCH 31,
                                                  ---------------------------------
                                                       1999             1998
                                                  ---------------  ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)/ income                              $  (4,728,481)     $  1,193,848
Adjustments to reconcile net (loss)/ income to
 net cash (used in) provided by
 operating activities:
   Depreciation and amortization                    1,480,150           655,670
   Amortization of intangibles and deferred
    financing costs                                 1,657,975         1,006,017
   Stock compensation expense                         180,400                 -
   Changes in assets and liabilities:
      Accounts receivable, net                     (2,563,531)       (5,007,658)
      Unbilled receivables                            960,645           197,434
      Accounts payable and accrued expenses        (6,257,923)          854,368
      Accrued restructuring                          (307,482)                -
      Media payable                                 6,606,697         7,230,837
      Other assets and liabilities                   (975,314)       (2,836,827)
                                                  ---------------  ----------------
Net cash (used  in) provided by operating
 activities                                        (3,946,864)        3,293,689
                                                  ---------------  ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
Payment for acquisition, net of cash acquired          44,910          (743,388)
Purchases of marketable securities                          -        (1,123,902)
Sales of marketable securities                              -         1,482,394
Purchases of property and equipment                (1,009,526)       (1,975,766)
Other                                                (579,263)         (268,000)
                                                  ---------------  ----------------
                                                  ---------------  ----------------
Net cash used in investing activities              (1,543,879)       (2,628,662)
                                                  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of promissory notes                               -          (436,732)
Issuance of common stock                            7,392,400           485,480
Net borrowings on short term debt                     752,280                 -
Principal payments on capital leases                 (423,770)          (47,862)
Due to related party                                 (561,299)          500,000
                                                  ---------------  ----------------
Net cash provided by financing activities           7,159,611           500,886
                                                  ---------------  ----------------

Net increase in cash and cash equivalents           1,668,868         1,165,913
Cash and cash equivalents, beginning of period      7,653,576         3,451,347
                                                  ===============  ================
Cash and cash equivalents, end of period          $ 9,322,444      $  4,617,260
                                                  ===============  ================

Supplemental cash flow information:
   Cash paid during the period
    Income taxes                                  $   193,696      $    192,880
    Interest                                           31,654            77,022

Non-cash investing and financing activities:
   Additions to capital lease obligations              67,816                 -
   Receipt of equity  securities  for  payment of
    accounts receivable                               754,200                 -
   Equipment recorded in connection with final
    purchase price allocation of Interweb             133,333                 -

   Fair value of non-cash assets                    4,674,363                 -
   Liabilities assumed                             (1,219,273)                -
   Common Stock issued                             (3,500,000)                -
                                                  ===============
   Net cash acquired                                   44,910                 -
                                                  ===============

                         See accompanying notes to condensed consolidated
financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial
Statements contained in the Form 10-KSB for THINK New Ideas, Inc. (the "Company") for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission (the "SEC") in September 1998. Certain items included in these statements are based on management's estimates. In the opinion of management, all material adjustments, which are of a normal recurring nature necessary for a fair presentation of the results for the interim period, have been included. The results for the nine months ended March 31, 1999, are not necessarily indicative of the results expected for the year.

Business Acquisition

      In March 1999 the Company entered into a purchase agreement to acquire the assets and operations of Envision Group ("Envision"), a California-based partnership that provides Internet marketing and web-based solutions. The acquisition was closed on March 10, 1999, at which time the Company made an initial payment of $3,500,000 by issuing 477,002 shares of the Company's common stock (the "Common Stock"). The terms of the purchase agreement provide that the sellers are entitled to an additional payment, due March 1, 2000 and not to exceed $5,500,000, equal to the amount, if any, by which 200% of Envision's revenues for the year ended December 31, 1999 exceeds $3,500,000. The additional payment will be made by the issuance of shares of Common Stock, valued using the average price per share of Common Stock for the five trading days preceding March 1, 2000, provided, however, that the sellers may elect to receive up to $500,000 of any additional payment in cash.

      The acquisition has been accounted for as a purchase, with the assets recorded on the basis of the initial purchase price of $3,551,247, which includes acquisition costs but excludes any possible future contingent payments. The initial purchase price exceeded the fair value of the net (of liabilities assumed) tangible assets acquired by approximately $3,738,000, which has been recorded as goodwill and is being amortized over the remainder of the 15 year period. The results of Envision have been included in the consolidated results of operations from February 23, 1999, representing the effective date specified in the purchase agreement (the results of Envision's operations for the period February 23, 1999 to March 10, 1999 were not material).

Pro Forma Financial Data

      The following unaudited pro forma information for the nine months ended March 31, 1999, assumes the acquisition of Envision had occurred on July 1, 1998. The unaudited pro forma information for the nine months ended March 31, 1998 assumes the Company had completed the acquisition of Envision, along with the fiscal year 1998 acquisitions of BBG New Media, Inc. ("BBG"), Herring/Newman, Inc. ("Herring/Newman"), Interweb, Inc. ("Interweb") and UbiCube Group, Inc. ("UbiCube") as of July 1, 1997. The pro forma information has been prepared for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transactions taken place on the basis assumed above.

                                                MARCH 31,
                                   ------------------------------------
                                         1999                1998
                                   ------------------   ---------------
Revenue                            $  38,696,388        $  40,978,751
Net (loss)/ income                 $  (4,954,026)       $     602,284
Net (loss)/ income per share -
 basic                             $       (0.59)       $        0.10
Weighted average shares
 outstanding - basic                    8,402,610           5,960,831
Net (loss)/ income per share -
diluted                            $        (0.59)      $        0.09
Weighted average shares
 outstanding - diluted                  8,402,610            6,529,955

Securities Purchase Agreement

      In March 1999 the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") whereby certain purchasers (the "Purchasers") agreed to purchase: (i) shares of Common Stock; and (ii) warrants to acquire shares of Common Stock, for an aggregate purchase price of up to $11,000,000. The Company plans to use the proceeds of the financing for general working capital purposes, including the funding of its strategic growth plan. On March 5, 1999 (the "Initial Closing Date"), the Company sold to the Purchasers for $6,000,000: (i) 871,142 shares of Common Stock at $6.8875 per share (the "Initial Closing Price"), calculated at ninety-five percent (95%) of the closing bid price on the trading day immediately preceding the effective date of the Securities Purchase Agreement; and (ii) warrants (the "Closing Warrants") to purchase an additional 174,230 shares (20% of the number of shares sold on the Initial Closing Date) of Common Stock at an exercise price of $10.33, calculated at 150% of the Initial Closing Price for a five-year term. Additionally, at any time prior to the one-year anniversary of the Initial Closing Date, the Purchasers have the right but not the obligation to purchase, for $9.425 per share (calculated at 130% of the market price on the Initial Closing date), up to 530,504 additional shares (the "Optional Shares") of Common Stock, together with a warrant for 1/5 share for each Optional Share purchased (a maximum of 106,101 warrants), exercisable at a per share price equal to 150% of the market price of the Common Stock on the date of the purchase of the related Optional Shares.

Related Party Transaction

      The Company used a portion of the proceeds from the Securities Purchase Agreement to repay the $500,000 principal of the loan with Omnicom Finance Inc. ("Omnicom"), a shareholder of the Company. The Company has no further obligations to Omnicom with respect to this loan.

Bank Payable

      The Company's $5,000,000 line of credit with the Bank of New York ("BONY") expired on March 31, 1999. During April 1999, BONY agreed to permit the Company to extend the period of availability on the line of credit to July 31, 1999. The Company borrowed $1,164,000 under its line of credit and had $3,836,000 available for borrowing at March 31, 1999.

Shareholders' Equity

(a) Earnings Per Share

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

      A  reconciliation  of   weighted-average   common  shares  outstanding  to
weighted-average common shares outstanding assuming dilution follows:

                                                 MARCH 31,
                                         ---------------------------
                                            1999           1998
                                         -----------   -------------
Weighted-average common shares
 outstanding                              8,402,610       5,960,831
Incremental common shares issuable                -         569,124
Weighted-average common shares assuming
 dilution                                 8,402,610       6,529,955

      Incremental common shares were not included in the computation for the three and nine months ended March 31, 1999 since their inclusion in periods when the Company reported a net loss would be anti-dilutive.

(b) Stock Compensation Expense

      During the third quarter ended March 31, 1999, the Compensation Committee approved the grant of options to two directors, appointed in January and March 1999, respectively, each for the purchase of 20,000 shares of Common Stock at an exercise price equal to the closing price of the share of Common Stock on the date of grant. As required by SFAS No.123, "Accounting for Stock Based Compensation," upon the grant of these non-employee stock options the Company recognized $180,000 in stock compensation expense, equal to the fair value of the options granted based on the Black Scholes option pricing model. The options vest one year after the date of grant, are exercisable over a four year period and expire five years from the date of grant.

Comprehensive Income

      The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first fiscal quarter of 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes that are recorded directly to shareholders' equity. Accumulated other comprehensive loss was comprised of foreign currency translation adjustments of $7,349 at March 31, 1999, as a result of the Company's operations in the United Kingdom, which the Company acquired in the fourth quarter 1998 through its acquisition of UbiCube.

Reclassifications

      Certain prior year amounts have been reclassified to conform with the presentation adopted in the current period.

Legal Proceedings

      On September 25, 1998, a shareholder of the Company filed a putative class action suit against the Company and current and former officers of the Company in the United States District Court for the Southern District of New York. During October 1998, six additional complaints were filed against the same parties making substantially the same allegations. These seven suits have been consolidated by the Court and the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999. This consolidated complaint alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the Company with the SEC. The consolidated complaint alleges that these statements and documents caused the market price of the Common Stock to be artificially inflated. The plaintiffs further allege that they purchased their shares of Common Stock at such artificially inflated prices and suffered damages as a result. The relief sought by the consolidated complaint is unspecified, but includes claims for compensatory damages with interest, punitive damages where appropriate, and reasonable costs (including attorneys' and experts' fees). The Company has filed a motion to dismiss the consolidated complaint on a number of grounds and the plaintiffs have opposed the motion. The motion is currently pending before the court and oral argument has not yet been scheduled. See Part II, Item 1: "Legal Proceedings."

ITEM 2.     MANAGEMENT'S  DISCUSSION   AND   ANALYSISOF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Results of Operations

Revenues

      Consolidated revenues for the three months ended March 31, 1999, increased seventeen percent (17%) or $1,857,000 to $12,827,000 as compared with
$10,970,000 for the three months ended March 31, 1998. The growth in the Company's revenues reflects increases in revenues from interactive marketing and communication services, offset by lower revenues from traditional marketing and communication services. The decline in revenues from traditional marketing and communication services reflects the Company's shift to an emphasis on interactive assignments.

      The Company achieved the growth in interactive services revenues from both the acquisition of companies engaged in the interactive market, and the addition of new clients and competencies at its existing offices. Interactive services revenues increased approximately $3,720,000 for the three months ended March 31, 1999, as compared to the quarter ended March 31, 1998. Assignments performed by Interweb, UbiCube, and Envision (the "Interactive Acquisitions") accounted for approximately $3,481,000 of this increase. These Interactive Acquisitions were completed in the fourth quarter (for Interweb and UbiCube) of fiscal 1998 and the third quarter (for Envision) of fiscal 1999. Offsetting this increase was a decrease of $1,429,000 in revenue from traditional marketing and communications, and a decrease of $434,000 which represents a loss of revenues resulting from the Company's fourth quarter fiscal 1998 closure of its Atlanta graphic design department.

      Consolidated revenues for the nine month period ended March 31, 1999 increased thirty-one percent (31%) or $8,575,000 to $36,568,000 as compared with $27,993,000 for the nine months ended March 31, 1998. Revenues from interactive services increased by $12,057,000 which increase was comprised of revenues of $9,119,000 generated by the Interactive Acquisitions, and an increase in revenues of $2,938,000 from new interactive services and competencies. Offsetting this increase was a decrease of $1,986,000 in revenues from traditional marketing and communications, and a decrease of $1,496,000 reflecting the loss of revenues resulting from the Company's fourth quarter fiscal 1998 closure of its Atlanta graphic design department.

Operating Results

      The operating loss of $1,456,000 for the three months ended March 31,1999, reflects a $2,102,000 change from an operating profit of $646,000 in the corresponding prior year period. The decrease in operating results for the three months ended March 31, 1999 is due to the $1,857,000 increase in revenue being more than offset by increases in all components of operating expenses, totaling $3,959,000, for the three months ended March 31, 1999. The operating loss of $4,571,000 for the nine months ended March 31, 1999, reflects a $5,762,000 change from an operating profit of $1,191,000 in the corresponding prior year period. The decrease in operating results for the nine months ended March 31, 1999, is primarily due to the $8,575,000 increase in revenue being more than offset by increases in all components of operating expenses, totaling $14,337,000 for the nine month period ended March 31, 1999.

      The increases in the Company's operating expenses throughout fiscal 1999 have been the result of the Company's growth strategy, which included plans for growth through acquisitions, and from the addition of new services to clients. To achieve this latter internal growth the Company has added personnel with certain specialized competencies, and to support both the acquisition and internally generated growth, the Company has added personnel in senior management, finance and administrative positions. As a result, operating expenses, relative to revenues, have been at levels above the Company's long-term goals.

      The operating losses the Company has experienced throughout fiscal 1999 have been due, in part, to these higher level of expenses. Additionally, although the Company's revenues have increased, the level of the growth in revenues has, especially in the most recently completed quarter, been lower than planned in determining operating expense budgets. The Company has found that as it, and its competitors, seek larger and more complex assignments, the decision process of prospective clients has lengthened. This has caused revenue growth from new clients and competencies to be more sporadic, and slower than management initially expected. As a result, projecting short-term revenues and adjusting operating expenses accordingly has been more difficult, leading to the operating losses.

      The Company now plans to shift its focus to internal growth and improved matching of revenue and expense levels. Personnel additions will be slowed until revenues from new clients and competencies increase, and net personnel reductions will be undertaken if such revenue levels are not achieved. While the Company may, but not necessarily will, examine selected highly attractive acquisitions, in general acquisition activities will be discontinued until the Company has completed the process of aligning its current revenues and expenses to produce operating profits.

      Salaries and related expenses consist primarily of wages and associated payroll costs and benefits for all employees, including such costs for finance and administrative personnel. Salaries and related expenses increased fifty-eight percent (58%) or $2,653,000 in the three months ended March 31, 1999 to $7,215,000 from $4,562,000 for the corresponding prior year period. The Interactive Acquisitions and the acquisition of Herring/Newman (a provider of traditional marketing and communication services) in the third quarter of fiscal 1998 (collectively the "Acquisitions") accounted for approximately $2,313,000 of the overall increase in salaries and related costs. The remaining $340,000 increase includes the effect of savings of $182,000 from the fourth quarter fiscal 1998 closure of the Atlanta graphic design department. The increase, excluding this saving of $522,000 was due to the addition of personnel in finance and administration, marketing, and production. Additionally, bonuses and awards were paid to certain employees during the quarter ended March 31, 1999.

      Salaries and related expenses for the nine months ended March 31, 1999, increased seventy-four percent (74%) or $8,711,000 to $20,424,000 from $11,713,000 for the nine months ended March 31, 1998. The Acquisitions accounted for approximately $7,519,000 of the overall increase. The remaining increase of $1,192,000 includes $487,000 of savings resulting from the closure of the Atlanta graphic design department. The increase in salaries and related expenses for the nine months ended March 31, 1999 reflects the addition of finance and administrative, marketing and production discussed above, and additions during the first quarter of fiscal 1999 to executive management, consistent with the growth strategy discussed above.

      Selling, general and administrative expenses consist of marketing expenses, technology costs (hardware and software purchases and leasing) and telecommunications costs for Internet access. Selling, general and administrative expenses also include corporate expenses such as insurance, accounting and legal fees, and management information systems. In addition, selling, general and administrative expenses include direct expenses such as contract labor, travel and production expenses associated with providing services to clients. Selling, general and administrative expenses increased fourteen percent (14%) or $730,000 to $5,786,000 for the three months ended March 31, 1999 compared with $5,056,000 for the corresponding prior year period ended March 31, 1998. The Acquisitions caused selling, general and administrative expenses to increase by $1,745,000. That increase was offset by a net decrease of $1,015,000 in the expenses of the Company's other operations compared to the prior period, reflecting a decrease of $190,000 from the closure of the Atlanta graphic design department, and a net decrease of $825,000 from the decline in traditional marketing and communication assignments.

      Selling, general and administrative expenses increased thirty percent (30%) or $3,968,000 to $17,396,000 for the nine months ended March 31, 1999 as compared with $13,428,000 for the corresponding prior year period ended March 31, 1998. The Acquisitions caused selling, general and administrative expenses to increase by $4,549,000. This increase was combined with an increase of $184,000 in the expenses of the Company's other operations, offset by a decrease of $765,000 from the closure of the Atlanta graphic design department.

      Also included in operating expenses at March 31, 1999 is $180,000 of stock compensation expense related to Common Stock options granted to Directors of the Company. This amount was valued using the Black Scholes option pricing model and is consistent with the application of SFAS No. 123, "Accounting for Stock Based Compensation."

      Depreciation and amortization for the three and nine months ended March 31 1999 increased $395,000 and $1,476,000 to $1,102,000 and $3,138,000,
respectively, as compared with the three and nine month periods ended March 31, 1998. These increases primarily relate to the increase in amortization of goodwill related to the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities of $3,947,000 for the nine months ended March 31, 1999 reflects the net loss of $4,728,000, reduced by non-cash charges for depreciation and amortization of $3,138,000 and stock compensation expense of $180,000, and the absorption of cash of $2,537,000 by changes in working capital assets and liabilities. The significant changes in working capital, which absorbed cash, were an increase in accounts receivable of
$2,564,000 and a decrease in accounts payable and accrued expenses of $6,258,000. Cash provided from an increase in media payables and a decrease in unbilled receivables of $6,607,000 and $961,000, respectively, partially offset the cash absorbed by those changes. The increases in media payables, and in accounts receivable because such balance includes the rebilling of media placement costs to clients, is consistent with the seasonal nature of client advertising expenditures (generally higher in the fall and winter months preceding March 31, than in the spring months preceding June 30). Unbilled receivables decreased as a result of the timing and execution of client projects. Accrued restructuring costs represent the charges recorded in fiscal 1998 related to the Company's disposition of its traditional graphic design departments. The reduction of the accrued restructuring charge reflects the payment of certain severance and other costs included in the fiscal 1998 accrual, and the adjustment of $167,000 reflecting the cancellation of equipment and facility leases. The Company financed the negative operating cash flow for the nine months ended March 31, 1999 through the use of cash on hand at June 30, 1998, amounts drawn under the line of credit with BONY and with a portion of the net proceeds of $5,940,000 received from the Securities Purchase Agreement

      Net cash provided by operating activities for the nine months ended March 31, 1998 of $3,294,000 reflects net income of $1,194,000 adjusted by non-cash charges of $1,662,000 for depreciation and amortization, combined with cash provided from increases in media payables and accounts payable and accrued expenses of $7,231,000 and $854,000, respectively, offset by an increase in accounts receivable of $5,008,000. The increase in media payables and accounts receivable reflects increases in the level of media placement costs being paid by the Company on behalf of and then rebilled to clients, which increase resulted from the May 1997 acquisition of Fathom Advertising. Accounts payable and accrued expenses increased primarily due to the timing of vendor payments.

     Net cash used in investing activities totaled $1,544,000 for the nine months ended March 31, 1999 as compared with $2,629,000 for the nine months ended March 31, 1998. Net cash used in investing activities for the nine months ended March 31, 1999 includes the net cash acquired in connection with the acquisition of Envision of $45,000, additions to property and equipment of $1,010,000 combined with additions to other assets, including capitalized software development costs, of $148,000. Net cash used in investing activities for the nine months ended March 31, 1998 includes capital expenditures of $1,976,000, net cash paid in connection with the merger with BBG of $744,000, additions to software development costs of $268,000, offset by net sales of marketable equity securities of $359,000.

      Net cash provided by financing activities was $7,160,000 for the nine months ended March 31, 1999 as compared with $501,000 for the nine months ended March 31, 1998. Cash provided by financing activities for the nine months ended March 31, 1999 includes the net proceeds of $5,940,000 from the Securities Purchase Agreement, $752,000 in net borrowings on short term debt, and proceeds of $1,452,000 from the exercise of stock options during the period. Offsetting these cash inflows was a payment of $500,000 to Omnicom, a shareholder of the Company, in connection with a loan agreement entered into during March 1998 and principal payments on capital leases of $424,000. These net financing cash inflows allowed the Company to finance its negative operating cash flows, its acquisition and capital expenditures, and increase its cash reserves by $1,669,000 to $9,322,000 as of March 31, 1999. At March 31, 1999 the Company has
net working capital of $9,972,000 and a current ratio of 1.5 to 1.

      Net cash provided by financing activities for the nine months ended March 31, 1998 is comprised of $500,000 in borrowings from Omnicom and proceeds of $485,000 from exercised stock options during the period, offset by, loan repayments of $437,000 in connection with the acquisition of BBG and payments on long-term capital leases of $48,000.

      In addition to the cash and positive working capital positions at March 31, 1999, the Company has at March 31, 1999 $3,836,000 of unused borrowing capacity under its $5,000,000 line of credit with BONY. The unused borrowing capacity is subject to a borrowing base limitation. The Company believes that cash generated from its operations in fiscal 1999 or available through its existing borrowing facilities will be sufficient to fund its operations, pay required debt and capital lease obligations, and continue the Company's growth strategy. However, unexpected changes in operating or capital market conditions could require the Company to seek additional external financing, and there can be no assurance that such additional capital will be available when needed. The inability to obtain such financing, if needed, could adversely affect the Company's ability to achieve its business objectives.

IMPACT OF YEAR 2000

      The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date sensitive software may cause system failures or miscalculations if data entry of "00" is recognized as the year 1900 rather than 2000. The Company has instituted a plan to assess its state of readiness for Y2K, to remediate those systems that are non-compliant and to ensure that material third parties will be Y2K compliant.

State of Readiness

      The Company has assessed all mainframe, operating and application systems for Y2K readiness, giving highest priority to those information technology ("IT") systems that are considered critical to its business operations. At present, approximately eighty percent of the IT systems have been remediated. The Company's primary focus is the state of readiness of the Internet infrastructure and is working with the Internet Engineering Task Force (of which the Company is a member), Cisco Systems and Worldcom to ensure mitigation of risk with redundant and Y2K compliant infrastructure. The Company's assessment of its systems will be completed during fiscal 1999. Extensive testing of the remediated systems will be performed throughout 1999 for implementation during the year.

      The Company is presently compiling an inventory of its non-IT systems, which include those systems containing embedded chip technology commonly found in buildings and equipment connected with a building's infrastructure. Once the inventory is complete, the systems will be prioritized and assessed for compliance. Preliminary investigations of the embedded chip systems indicate that Y2K will not effect systems such as heating, ventilation, and security. On-going testing and implementation of any remediation required for the non-IT systems will be performed throughout 1999.

Material Third Parties

      Key vendors and service providers have been identified, and management has provided its vendors with the tools needed to perform their Y2K compliance initiatives. Because the Company's computer systems are state of the art, no hardware upgrade will be required. In addition, the Company is working with and seeking Y2K compliance statements from its key vendors.

Y2K Costs

      The Company is utilizing both internal and external resources to address the Y2K issue. Internal resources reflect the reallocation of IT personnel to the Y2K project from other IT projects. In the opinion of management, the deferral of such other projects will not have a significant adverse affect on continuing operations. The Company estimates the total direct cost to remediate the Y2K issue to be immaterial to the Company's results of operations or financial condition because of the current state of readiness of most of the Company's IT systems. All costs will be expensed as incurred, unless new software is purchased that will be capitalized.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the federal securities laws. All statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion, strategic plans, growth of the Company's business and operations, Y2K related actions, and other such matters are forward-looking statements. The forward-looking statements are based on many assumptions and factors including effects of consumer preferences and economic conditions worldwide, which affect the timing and amount of projects undertaken by the Company's clients and can affect client project expenditures. In addition, forward-looking statements are based on the cost and availability of capital for the Company, and the effect of foreign currency exchange rates and the ability of the Company to implement, in a timely manner, the programs and actions related to the Y2K issue. Any changes in such assumptions or factors could produce significantly different results.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On September 25, 1998, Michael R. Farrell, a shareholder of the Company, filed a putative class action suit, styled Farrell v. Think New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against the Company, Ronald Bloom and Melvin Epstein (both officers of the Company) and Scott Mednick (a former officer of the Company) (the "Farrell complaint"). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of Common Stock in the class period from November 14, 1997, through September 21, 1998.

      On various dates in October, 1998, six additional putative class action suits were filed in the same court against the same parties by six different individuals, each purporting to represent a class of purchasers of Think New Ideas, Inc., common stock. These subsequent suits claimed substantially similar class periods (one alleged a class period starting on November 5, 1997, rather than November 14, 1997) and made similar allegations as those made in the Farrell complaint. All seven of these lawsuits were ultimately transferred to Judge Sidney H. Stein of the United States District Court for the Southern District of New York and consolidated by order of the Court dated December 15, 1998, into one action styled In Re: Think New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

      Pursuant to an order of the Court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999 (the "consolidated complaint"). The consolidated complaint supersedes all prior complaints in all of the cases and shall serve as the operative complaint in the consolidated class action. The consolidated complaint names fourteen individual plaintiffs and purports to be filed on behalf of a class of individuals who purchased Think New Ideas, Inc., common stock from November 5, 1997, through September 21, 1998. The consolidated complaint makes substantially similar allegations as the Farrell complaint. The consolidated complaint alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the company with the SEC. The consolidated complaint alleges that these statements and documents caused the market price of the Company's common stock to be artificially inflated. The plaintiffs further allege that they purchased shares of common stock at such artificially inflated prices and suffered damages as a result. The relief sought in the consolidated complaint is unspecified, but includes a plea for compensatory damages and interest, punitive damages where appropriate, reasonable costs and expenses associated with the action (including attorneys' fees and experts' fees) and such other relief as the court deems just and proper.

      Management believes that the Company has meritorious defenses to the consolidated complaint and intends to contest it vigorously. The Company has filed a motion to dismiss the consolidated complaint on a number of grounds and the plaintiffs have opposed the motion. The motion is currently pending before the court and oral argument has not yet been scheduled. Although there can be no assurance as to the outcome of these matters, unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of stockholders on January 7, 1999 (the "Annual Meeting"). Three proposals were submitted to a vote of the stockholders at the Annual Meeting: (i) to elect seven (7) directors to serve for a period of one year or until their successors have been duly elected and qualified; (ii) to approve and ratify the adoption of the THINK New Ideas, Inc. Amended and Restated 1998 Stock Option Plan, which provides for the issuance of Qualified Incentive Stock Options and Non-Qualified Stock Options (the "1998 Stock Option Plan"); and (iii) to ratify the selection of Ernst & Young, LLP as independent accountants for the Company. At the Annual Meeting each of the following persons were elected to serve as directors of the Company for a term of one (1) year: Ronald Bloom, Adam Curry, Barry Wagner, Larry Kopald, Richard Char, Scott Metcalf and Howard Tullman. Ronald Bloom received 6,448,328 votes cast in favor of election, with 157,254 shares against. Adam Curry received 5,884,448 votes cast in favor of election, with 721,134 shares against. Barry Wagner received 6,576,598 votes cast in favor of election, with 28,984 shares against. Larry Kopald received 6,050,568 votes cast in favor of election, with 555,014 shares against. Richard Char received 6,576,633 votes cast in favor of election, with 28,949 shares against. Scott Metcalf received 6,569,831 votes cast in favor of election, with 35,751 shares against. Howard Tullman received 6,576,198 votes cast in favor of election, with 29,384 shares against. The stockholders approved the adoption of the 1998 Stock Option Plan with 3,269,320 votes cast in favor of the proposal, 107,367 votes against, 52,217 votes abstaining and 3,176,768 votes not voted. The stockholders approved the selection of Ernst & Young, LLP as independent accountants for the Company with 6,583,227 votes cast in favor of the proposal, with 9,361 votes against and 12,994 votes abstaining. No other matters were submitted to the stockholders for a vote.

ITEM 5.  OTHER INFORMATION AND SUBSEQUENT EVENTS

      There is no other information or subsequent events to report at March 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

Exhibit 27, Financial Data Schedule.

(b) Reports on Form 8-K.

      The Company filed a   Current  Report on   Form 8-K dated March 12, 1999,
relating to a  Securities Purchase   Agreement where the Company sold shares of
Common Stock and Warrants to acquire shares of Common Stock.

      The Company filed a   Current   Report on  Form 8-K dated March 29, 1999,
relating to the acquisition of Envision on February 23, 1999.

                                   SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, as amended, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 13, 1999                        THINK New Ideas, Inc.

                                    By: /s/ Melvin Epstein
                                        ----------------------------------------
                                         Melvin Epstein, Chief Financial Officer