Form 10-K
period 1999-05-30
THINK NEW IDEAS INC
filed 1999-09-15
CIK 1014462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       [X] ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB?

The Registrant's revenues for the fiscal year ended June 30, 1999 totaled $49,797,232.

As of September 9, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for this purpose that only directors and officers of the Registrant are affiliates of the Registrant), based on the last sale price on that date, was approximately $109,263,848.

As of September 9, 1999, there were 10,105,327 shares of Common Stock outstanding.

Documents   incorporated  by  reference:   Certain  exhibits  hereto  have  been
specifically incorporated by reference herein in Item 13 under Part III hereof.

Transitional Small Business Disclosure Format:       Yes        No x

                              INDEX TO FORM 10-KSB
                                       OF
                              THINK NEW IDEAS, INC.


                                                                            Page
                                                                            ----
                                PART I

ITEM 1.    Description of Business .........................................  3

ITEM 2.    Description of Property ......................................... 22

ITEM 3.    Legal Proceedings ............................................... 23

ITEM 4.    Submission of Matters to a Vote of Security Holders ............. 24

                               PART II

ITEM 5.    Market for Common Equity and Related Stockholder Matters ........ 25

ITEM 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................... 25

ITEM 7.    Consolidated Financial Statements ...............................  F

ITEM 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures ....................................... 42

                              PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ............... 43

ITEM 10.   Executive Compensation .......................................... 47

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management .. 53

ITEM 12.   Certain Relationships and Related Transactions .................. 56

ITEM 13.   Exhibits and Reports On Form 8-K ................................ 58

NOTE: Certain sections of this document contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled "Factors Affecting Operating Results and Market Price of Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         In November 1996, the Company completed its initial public offering (the "Initial Public Offering") pursuant to which the Company issued 2,150,000 shares of Common Stock. In connection with the Initial Public Offering, the Company effected two reverse stock splits; accordingly, all share and per-share data reflects the effects of such splits.

         Effective as of May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising, a full service advertising agency ("Fathom"), from Ketchum Communications, Inc., a wholly-owned subsidiary of Omnicom ("Ketchum"), in exchange for the issuance of an aggregate of 120,000 shares of Common Stock (the "Fathom Acquisition").

         In November 1997, the Company acquired all of the outstanding capital stock of BBG New Media, Inc., a Massachusetts corporation, which provides interactive marketing services ("BBG"), in exchange for the issuance of 303,334 shares of Common Stock and payment of $175,000 in cash pursuant to an Agreement and Plan of Merger dated November 3, 1997 (the "BBG Agreement"). In addition, under the terms of the BBG Agreement, the Company will issue additional shares of Common Stock to the former stockholders of BBG if the Company achieves certain sales growth during the period from November 1, 1998 through October 31, 1999. In the first quarter of fiscal 2000, it is probable that the Company will issue approximately $4,550,000 in shares of Common Stock to the former stockholders of BBG due to the attainment of such growth targets. See Note 2 to the Consolidated Financial Statements of the Company.

         In April 1998, the Company acquired all of the outstanding capital stock of Herring/Newman, Inc., a Washington corporation, which provides advertising services ("Herring/Newman"), in exchange for the issuance of 127,799 shares of Common Stock and payment of $400,000 in cash pursuant to an Agreement and Plan of Merger dated April 2, 1998 (the "HN Acquisition"). In addition, the Company issued into escrow 77,220 shares of Common Stock which were released to the former stockholders of Herring/Newman in the fourth fiscal quarter of 1999 upon the fulfillment of certain conditions, including the retention of certain key clients. See Note 2 to the Consolidated Financial Statements of the Company.

         In June 1998, the Company acquired all of the outstanding capital stock of Interweb, Inc., a Georgia corporation, which provides Web-based solutions to Fortune 500 companies ("Interweb"), and UbiCube Group, Inc., a Delaware interactive marketing corporation ("UbiCube"). The Company acquired Interweb pursuant to an Agreement and Plan of Merger dated June 2, 1998 in exchange for the issuance of 600,000 shares of Common Stock and $200,000 in cash (the "Interweb Acquisition"). The Company acquired UbiCube pursuant to an Agreement and Plan of Merger dated June 27, 1998 (the "UbiCube Agreement") through a wholly-owned subsidiary, UbiCube Acquisition Corp., in exchange for the issuance of 154,257 shares of Common Stock and the promise to pay $2,250,000 in shares of Common Stock through January 15, 2000 (the "UbiCube Acquisition"). Pursuant to the UbiCube Agreement, an additional 154,257 shares of Common Stock were placed in escrow to be released to the former stockholders of UbiCube on January 15, 1999, January 15, 2000, and March 1, 2001, based on the attainment of certain milestones. In the fourth quarter of 1999, 7,924 shares were released from escrow to the former stockholders of UbiCube upon the attainment of the milestones for the applicable period. In addition, in connection with the UbiCube Acquisition, the Company agreed to issue additional shares of Common Stock to the former stockholders of UbiCube subject to the attainment of certain revenue and profit targets during the three-year period ending June 2001. In the fourth quarter of 1999, 21,019 additional shares were issued to the former stockholders of UbiCube upon the attainment of the targets for the applicable period. See Note 2 to the Consolidated Financial Statements of the Company.

          In March 1999, the Company acquired the assets of Envision Group, a California Internet solutions partnership ("Envision") that provides Internet marketing and Web-based solutions to Fortune 500 companies. The Company acquired Envision pursuant to an Asset Purchase Agreement dated March 10, 1999 in exchange for (i) the issuance of 477,002 shares of Common Stock; and (ii) a contingent earnout of up to $5,500,000 in shares of Common Stock based upon revenue for the year ended December 31, 1999. See Note 2 to the Consolidated Financial Statements of the Company.

         The Founding Companies, BBG, Herring/Newman, Interweb, UbiCube and Envision may be collectively referred to hereinafter as the "Subsidiaries."

         In March 1999, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Capital Ventures International and Marshall Capital Management, Inc. (the"Purchasers") whereby the Purchasers agreed to purchase (i) shares of the Company's Common Stock, and (ii) warrants to acquire shares of Common Stock, for an aggregate purchase price of up to $11,000,000. The Company is using the proceeds of the financing for general working capital purposes, including the funding of its strategic growth plan. Pursuant to the Securities Purchase Agreement, on March 5, 1999 (the "Initial Closing Date",) the Company issued, for proceeds of $6,000,000 (i) 871,142 shares of Common Stock at $6.8875 per share (the"Initial Closing Price") representing ninety-five percent (95%) of the closing bid price as quoted by the Nasdaq National Market System

("Nasdaq") on the trading day immediately preceding the date of the Securities Purchase Agreement and (ii) warrants (the "Closing Warrants") to purchase an additional 174,230 shares (representing 20% of the number of shares issued on the Initial Closing Date) of Common Stock at an exercise price of $10.33, representing 150% of the Initial Closing Price for a five-year term.

         The Purchasers have the right through March 5, 2000 to purchase (i) 530,504 additional shares (the "Optional Shares") of Common Stock at $9.425 per share, representing 130% of the market price on the date of the Securities Purchase Agreement, and (ii) warrants to purchase 106,101 shares (the "Optional Warrants") of Common Stock (representing 20% of the number of Optional Shares) at an exercise price equal to 150% of the market price on the date of exercise. In exchange for the Optional Shares and the purchase of the Optional Warrants, the Company will receive up to $5,000,000 in additional proceeds. See Note 9 to the Consolidated Financial Statements of the Company.

PROPOSED MERGER WITH ANSWERTHINK

         On June 24, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, AnswerThink Consulting Group, Inc. ("AnswerThink") and Darwin Acquisition Corp., a wholly-owned subsidiary of AnswerThink ("Sub") pursuant to which Sub will merge with and into the Company (the "Merger"). The Company will survive the Merger and become a wholly-owned subsidiary of AnswerThink. Under the terms of the Merger Agreement, all outstanding shares of the Company will be exchanged for shares of common stock, par value $.001 per share, of AnswerThink ("AnswerThink Common Stock") and all outstanding options to acquire shares of Common Stock will be assumed and converted into options to acquire shares of AnswerThink Common Stock at a ratio of 0.70 shares of AnswerThink Common Stock to one share of Common Stock (the "Exchange Ratio"). The Merger is subject to certain conditions, including shareholder approval of both companies. The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization.

         Pursuant to the Merger Agreement, the Company has agreed to pay AnswerThink a termination fee of $6,000,000 in the event the Merger Agreement is terminated under certain circumstances, including; the withdrawal of the recommendation of the Board of Directors of the Company (the "Board"), or the Board's recommendation of a third party acquisition proposal. The Company has also agreed to pay a termination fee of $3,000,000 to AnswerThink under other termination circumstances such as the inability to obtain the requisite shareholder approval. Pursuant to the Merger Agreement, AnswerThink has agreed to pay the Company a termination fee of $3,000,000 for a material breach of the Merger Agreement that has not been properly cured.

         In  connection   with  the  Merger   Agreement,   the  Company  granted
AnswerThink an option to purchase up to 19.9% of the shares of the Company's Common Stock (the "AnswerThink Option") outstanding on the date of exercise of the AnswerThink Option. The AnswerThink Option is exercisable following the execution or consummation of an alternative business combination involving the Company and the occurrence of certain further triggering events, none of which has occurred as of August 13, 1999. The per-share exercise price under the AnswerThink Option is $18.50.

         As further inducement to AnswerThink to enter into the Merger Agreement, each director, Omnicom Group, Inc. and certain executive officers of the Company (who, in the aggregate, beneficially own approximately 22% of the Company's outstanding Common Stock) entered into voting agreements with AnswerThink pursuant to which they: (i) agreed to vote their shares of Common Stock in favor of the Merger Agreement and the Merger; and (ii) granted irrevocable proxies to AnswerThink to vote such shares in accordance with the voting agreements. As an inducement to the Company to enter into the Merger Agreement, each director and certain executive officers of AnswerThink (who, in aggregate, beneficially own approximately 39.76% of AnswerThink's outstanding Common Stock) entered into voting agreements with the Company pursuant to which they: (i) agreed to vote their shares of AnswerThink Common Stock in favor of the issuance of AnswerThink Common Stock pursuant to the Merger Agreement; and (ii) granted irrevocable proxies to the Company to vote such shares in accordance with the voting agreements.

         The Company believes that it is likely that the Merger will be completed on the terms contained in the Merger Agreement. However, there can be no assurance that the required stockholder approvals will be obtained, or that the other conditions to the Merger will be fulfilled. A termination of the Merger Agreement for a reason that requires the Company to pay AnswerThink a termination fee, as described above, could have a material adverse affect on the Company's liquidity, financial position and results of operation. See Note 13 to the Consolidated Financial Statements of the Company and "Risks Related to the AnswerThink Merger. Additionally, the future strategies of the two companies, operating on a combined basis, may differ from the strategies the Company had been pursuing and which the Company would pursue if it continued to operate alone. In that regard, all discussions of the Company's strategies, and other forward-looking discussions in the sections that follow, are based on the continued operation of the Company alone (that is, without the completion of the proposed Merger with AnswerThink) unless otherwise indicated. See Note 13 to the Consolidated Financial Statements of the Company and "Risks Related to the AnswerThink Merger "commencing on page 19.

BUSINESS OVERVIEW

         The  Company  provides   integrated   marketing,   communications   and
technology solutions to Fortune 1000 e-business and ".com" companies. The Company's solutions help its clients to utilize the Internet and other interactive technologies to enhance their competitive positions, add new channels of distribution, capture new market segments, build long-term customer relationships and reduce operating costs. The Company focuses on identifying opportunities for companies to restructure their marketing and distribution strategies around interactive technologies and implementing creative solutions to deliver their messages with the greatest impact. The Company's solutions incorporate various technologies, including customized interactive applications, e-commerce and e-catalog technology, consumer modeling and response technology and database development. The Company integrates its core expertise through a standardized process that begins with strategic planning and consulting and continues through implementation and post-implementation review and maintenance. The Company's solutions help its clients determine and implement their business strategies, build brand awareness, and effectively communicate information to their internal and external constituents.

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

         The Company currently operates an international network of offices with headquarters in New York City, New York and regional offices in Los Angeles, San Francisco and Torrance, California; Seattle, Washington; Boston, Massachusetts; Atlanta, Georgia; London, England and Sofia, Bulgaria. The Company provides integrated solutions through multi-disciplinary teams with creative, consulting and technological expertise from across the Company's network of offices.

METHODOLOGY

         The THINK Vision Process. The Company approaches each client engagement utilizing its standard proprietary methodology, the THINK Vision Process. Through this process, the Company's consultants thoroughly research a client's entire business - including internal audiences, such as employees, and external audiences, such as customers and suppliers - to determine the effectiveness of existing communications programs and how such programs may be improved and integrated into an interactive communications strategy that helps the client gain a competitive advantage. The THINK Vision Process places significant emphasis on strategic planning and implementation. The THINK Vision Process is composed of six phases: (1) assessment; (2) strategy development and specification; (3) concept development; (4) implementation; (5) review and adjustment; and (6) maintenance and long-term planning.

         The Company helps its clients identify their customers and other target audiences, define the processes of communicating to those audiences and analyze the results of those communications. The Company applies its expertise to each integrated solution to enable clients to deliver the right message at the right time to the right audience. The Company's solutions range from extending, enhancing and developing brands, designing corporate and product brand networks, integrating and developing media programming and relationship-building, to acquiring and maintaining customers.

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

The Company also develops programming tools and environments when appropriate in order to implement the most cost-effective and functional Interactive Solutions.

INNOVATIVE GUI DESIGN AND DEVELOPMENT. In order to maximize the effectiveness of the Company's solutions, the Company integrates creative marketing and communications expertise with software applications development to create engaging, innovative and easy-to-use GUIs for Web sites and other front-end applications.

NETWORK INTEGRATION AND SYSTEMS MANAGEMENT. In order to implement effectively the Company's solutions, the Company utilizes a wide range of database management and information technology integration and implementation services. The Company integrates its solutions into existing information technology environments and infrastructures, including front- and back-end object oriented and relational databases, enterprise-wide, local and wide area networks, client/server architectures and other distributed computing environments.

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

MULTI-USER, OBJECT-ORIENTED AUTHORING TOOL ("MOAT"). Client authoring tool that enables executives without technical experience to add animated graphics and text to any part of a Web site, intranet or extranet.

WEBMECHANIC. Automated Web site and intranet building and management tool that enables real-time generation of customized Web sites. WebMechanic also provides the ability to edit, create and refresh content from any location in a user-friendly process.

ELECTRONIC CONSUMER RELATIONS PROGRAM ("E-CORP"). Consumer relations program that automates the communications aspect of relationship management systems, automatically generating personalized responses based on information provided or queried. E-CORP simultaneously logs and forwards messages to appropriate internal departments. E-CORP collects responses in a relational database allowing information to be segmented and analyzed, facilitating outward communications with interest groups based on various criteria.

ADVANCED STATISTICAL ANALYSIS PROGRAM ("ASAP"). Tracks and analyzes Web site usage and functionality. ASAP works with existing log file analysis technology to present information in a format and language that can be easily understood.

X-TRACKER. Tracks and analyzes Web site traffic generation. Allows generation of reports that show effectiveness of individual campaigns and events from any medium in driving traffic to Web sites. X-Tracker reports graphically and quantitatively show correlation between individual and integrated campaigns in directing traffic.

LIGHTWEIGHT DIRECTORY ACCESS PROTOCOL ("LDAP"). Directory service protocol that allows end users to query directory entries for any attribute or combination of attributes. LDAP provides answers to problems historically associated with online directory systems by standardizing data storage structure and optimizing use of system resources.

SALES AND BUSINESS DEVELOPMENT

         The Company has 15 employees dedicated to sales and business development divided between regional and national development teams in all of its U.S. offices, its U.K. office, and in a national corporate business development group (the "Development Group"). The Development Group manages the many opportunities developed from (1) the leverage and expansion of existing client opportunities, (2) pursuit of referrals from existing clients, partners and third party organizations and (3) leads developed through the Company's extensive conference and sponsored corporate speaking engagements.

         The Development Group, staffed with strategic marketers and account planners, leads and assists in developing and writing sophisticated responses to requests for proposals as developed and aggregated by the Company's sales efforts. The Development Group is also responsible for coordinating and tracking all new business opportunities, resource allocation and revenue goal planning and tracking. The Company tracks extensively all business development activity and maintains an active business development database to statistically track and measure the success of its sales and marketing efforts on a quarterly basis.

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

EMPLOYEES

         As of June 30, 1999, the Company had 353 full-time employees and 38 part-time employees. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes its employee relations are good.

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

THE COMPANY'S FUTURE PROFITABILITY IS UNCERTAIN DUE TO CONTINUING OPERATING LOSES AND OUR LIMITED HISTORY OF COMBINED OPERATIONS

         The Company was formed in January 1996, completed the acquisition of various companies that formed its initial core business in June 1996 and has grown since its inception both through acquisitions and, to a lesser extent, internal growth. Although certain of the acquired businesses have been in operation for some time, the Company has had a limited history of combined operations. Consequently, the historical and financial information contained herein may not be indicative of the Company's future financial condition and performance. The Company experienced operating losses in each of the fiscal quarters ended September 30, 1998, December 31, 1998 and March 31,1999. For the year ended June 30,1999,the Company has an accumulated deficit of approximately $43,537,000. Future operating results will depend on many factors, including:

      o  the demand for the Company's services;

      o the Company's ability to maintain client relationships and perform service for new clients;

      o the Company's ability to integrate successfully the many diverse businesses acquired;

      o  the Company's success in attracting and retaining qualified  personnel;
         and

      o  the Company's ability to respond to competitive developments.

THE COMPANY MAY NOT BE ABLE TO MANAGE SUCCESSFULLY THE RISKS ASSOCIATED WITH ITS EXPANSION

         The Company's business has grown rapidly in recent periods and its customer base has expanded significantly. In fiscal 1998, fiscal 1999 and through the date of this Form 10-KSB, the Company has:

      o acquired companies with offices in Boston, Massachusetts; Seattle, Washington; San Francisco and Torrance, California; Atlanta, Georgia; Sofia, Bulgaria; and London, England; and

      o continued the integration of several companies into one corporate organization.

         The Company expects that the number of employees will continue to grow and that both existing and new management personnel will increase their responsibilities. The Company's success depends on the ability of executive officers and other members of senior management to operate effectively, both independently and as a group. This continued growth is expected to continue to strain the Company's existing operational, financial and management information systems.

         Additionally, the Company has only two offices outside of the United States and has little experience in managing an international network of consulting offices and marketing services to international clients.

         There are also certain risks inherent in doing business on an international level. These risks include:

      o  unexpected changes in regulatory requirements;

      o  export and import restrictions;

      o  tariffs and other trade barriers;

      o  difficulties in staffing and managing foreign operations;

      o potentially adverse differences in business customs, practices and norms;

      o  longer payment cycles;

      o  problems in collecting accounts receivable;

      o  political instability;

      o  fluctuations in currency exchange rates;

      o  software piracy;

      o  seasonal reductions in business activity; and

      o  potentially adverse tax consequences.

         One or more of these factors may materially adversely affect the Company's future international operations and, consequently, its business, results of operations and financial condition.

         In addition, the Company plans to expand its offerings of integrated marketing communication services and products. There can be no assurance, however, that the Company will be successful in identifying new services or products that will be attractive to clients or that such services or products will ultimately generate revenues in excess of the costs of introducing them. Difficulties in recruiting and assimilating new personnel, enhancing the Company's financial and operational controls and expanding the Company's marketing and customer support capabilities may impede the Company's ability to pursue its growth strategy. The Company may be unable to manage its recent or any future expansions effectively. Any inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may be unable to sustain the rates of growth that it has experienced in the past.

         Further, as part of the Company's business strategy, the Company has acquired companies in businesses that are complementary to its lines of business. Such acquisitions are accompanied by risks encountered when acquiring businesses, including:

      o difficulty in assimilating the operations and personnel of the acquired businesses;

      o  potential disruptions in ongoing business;

      o difficulty in maintaining uniform standards, controls, procedures and policies; and

      o the impairment of relationships with employees and clients as a result of the integration of new management personnel.

         The Company has eliminated and is continuing to eliminate portions of the businesses that it has acquired that no longer fit its business model. Consequently, prior acquisitions may have a material adverse effect on the Company's business, results of operations and financial condition.

THE TRANSITION FROM PROVIDING TRADITIONAL ADVERTISING SERVICES TO PROVIDING INTERACTIVE MARKETING AND CONSULTING SERVICES MAY PROVE UNSUCCESSFUL

         For the year ended June 30, 1999, traditional advertising clients accounted for twenty-six percent (26%) of the Company's net revenues. The success of the Company's transition into the interactive marketing and communication services sector cannot be certain. This market is characterized by extremely rapid change in technologies and in client requirements. The Company's reliance on this sector could materially affect its business, results of operations and financial condition.

THE COMPANY IS SUSCEPTIVE TO GENERAL ECONOMIC CONDITIONS

         The Company's revenues and results of operations will be subject to fluctuations based upon general economic conditions. If there were to be a general economic downturn or a recession in the United States, then the Company expects that business enterprises, including its clients and potential clients, will substantially and immediately reduce their advertising and marketing budgets. In the event of such an economic downturn, there can be no assurance that the Company's business, operating results and financial condition would not be materially and adversely affected.

QUARTERLY OPERATING RESULTS AND MARGINS MAY CONTINUE TO FLUCTUATE

         The Company's quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, including:


     o the timing of the completion or cancellation of, or a material reduction in, major projects;

     o    the loss of a major client;

     o    the timing of the receipt of new business;

     o    the timing of the hiring or loss of personnel;

     o    the timing of the opening or closing of an office;

     o the relative mix of high margin creative projects as compared to lower margin production projects;

     o changes in the pricing strategies or business model of the Company's or its competitors;

     o capital expenditures and other costs relating to the expansion of operations; and

     o    other factors that are outside of the Company's control.

         Operating results could also be materially adversely affected by increased competition. The Company's operating margins may fluctuate from quarter to quarter depending on the relative mix of lower cost, full time employees as compared to higher cost, independent contractors.

         The Company experiences some seasonality in its business which results from timing of product introductions and business cycles of the Company's clients. The Company's revenues may be somewhat higher during certain quarters of the fiscal year reflecting the trends of its clients preparing marketing campaigns for products launched in anticipation of fall trade shows and the holiday season. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

DEPENDENCE ON KEY ACCOUNTS

         The Company's four largest clients accounted for twenty-six percent (26%) of its revenues for the year ended June 30, 1999, with fluctuations in the amount of revenue contribution from each such client from quarter to quarter. The Company's two largest clients during the year ended June 30, 1999, each accounted for approximately sixteen percent (16%) of its revenues during the period. Since the Company's clients generally retain it on a project by project basis, a client from whom the Company generates substantial revenue in one period may not be a substantial source of revenue in a subsequent period. To the extent that major clients do not remain a significant source of revenues, and the Company is unable to replace these clients, there could be a direct and immediate material adverse effect on business, financial condition and operating results. A typical project lasts from two to four weeks in the case of smaller projects and up to five months in the case of larger projects. Once a project is completed there can be no assurance that a client will engage the Company for further services. In addition, clients may unilaterally reduce their use of services or terminate existing projects without penalty. The termination of a business relationship with any significant clients or a material reduction in the use of the Company's services by a significant client would have a material adverse effect on the Company's business, results of operations and financial condition.

RELIANCE ON PROPRIETARY TECHNOLOGIES

         The Company regards certain of its products and technologies, including its software applications, as proprietary. The Company relies upon a combination of trademark, copyright and trade secret law, together with non-disclosure and invention assignment agreements, to establish and protect its proprietary rights. Much of the Company's proprietary information may not be patentable, and the Company does not currently possess any patents. The Company's current intellectual property rights may not afford meaningful protection and its competitors may independently develop technologies that are substantially equivalent or superior to its technologies. Others may infringe the Company's proprietary rights or assert claims that the Company's technologies infringe their proprietary rights. Litigation concerning the alleged violation of intellectual property rights is inherently uncertain and could result in significant costs to the Company, even if any such claims are not valid.

BUSINESS IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

         The market for marketing and communication services is characterized by rapid technological change, changes in user and client requirements and preferences, frequent new product and service introductions and evolving industry standards and practices. Any of these factors could render the Company's existing service practices and methodologies obsolete. The Company's success will depend, in part, on its ability to improve existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of current and prospective clients. The Company may not respond quickly, cost-effectively or sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or client requirements, the Company's business, results of operations and financial condition would be materially adversely affected.

INTERNET INFRASTRUCTURE IS VULNERABLE

         The Company currently operates servers and maintains Internet connectivity from many of its offices. Although the Company has implemented network security measures, such as limiting physical and network access to its routers, the Company's Internet infrastructure could be vulnerable to computer viruses, break-ins and similar disruptive problems. Computer viruses, break-ins or other security problems could lead to interruption, delays or cessation in service to the Company's Internet customers. Further, inappropriate use of the Internet could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other entities connected to the Internet. This may deter customers and give rise to potential liability to users whose security or privacy has been infringed.

COMPUTER SYSTEMS AND EQUIPMENT COULD FAIL

         The Company's success depends on its ability to deliver high quality, uninterrupted Internet hosting. Therefore, it must protect its computer equipment and the information stored in its servers against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, results of operations and financial condition. In particular, a failure at the Company's New York office, if prolonged, could result in reduced revenues, loss of customers and damage to its reputation. The Company has an aggressive and stable back-up plan that encompasses daily full backups of all server platforms-both inter-company and hosting devices. The Company has contracted an off-site storage vendor to store the backup off-site in an elements-proof storage facility outside the New York City area. This rotation occurs on a weekly basis. The Company has the ability to retrieve at any time the data back onsite if a need to do so should ever arise. This facility also provides multiple network environments if ever the need arose to duplicate a server at their location due to the inability to do so at the Company's offices due to circumstances such as fire, flood, etc. The automated backup process is accessible by only the most senior members of the Company's corporate technology services department. Any of these events could have a material adverse effect on business, results of operations and financial condition. Although the Company carries property and business interruption insurance to cover its operations, the coverage may not be adequate to compensate the losses that may occur.

FIXED-PRICE CONTRACTS INVOLVE FINANCIAL RISK

         The Company generates most of its project revenues on a fixed fee-for-service basis. The Company assumes greater financial risk on fixed-price type contracts than on either time-and-material or cost reimbursable contracts. Failure to document the project properly, anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the Company's profit or cause a loss. However, if the Company does not accurately anticipate the progress of a number of significant revenue-generating projects, business, results of operations and financial condition could be materially adversely affected.

THE COMPANY MAY HAVE CONFLICTS OF INTEREST

         Conflicts of interest are inherent in certain segments of the marketing communications industry, particularly in advertising. The Company has in the past and will in the future be unable to pursue potential advertising and other opportunities because such opportunities will require the Company to provide services to direct competitors of existing clients. In addition, the Company risks alienating or straining relationships with existing clients each time the Company agrees to provide services to indirect competitors of existing clients. Conflicts of interest may jeopardize the stability of revenues generated from existing clients and preclude access to business prospects, either of which developments could have a material adverse effect on the Company's business, results of operations and financial condition.

THE COMPANY MAY BE SUBJECT TO LEGAL LIABILITY TO ITS CLIENTS

         Many of the Company's consulting engagements involves the development, implementation and maintenance of applications that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations could injure its business reputation or result in a claim for substantial damages against the Company, whether or not it is responsible for such failure. The Company attempts to limit contractually its damages arising from negligent acts, errors, mistakes or omissions in rendering its services. These contractual protections may not, however, be enforceable in all instances and may not otherwise fully protect the Company from liability for damages. The Company maintains general liability insurance coverage, including coverage for errors and omissions. Nevertheless, this coverage may not continue to be available on reasonable terms and may not be available in amounts sufficient to cover one or more large claims. In addition, the insurer may disclaim coverage as to any future claim. The Company's business, results of operations and financial condition may be materially adversely affected if one or more large claims are asserted against the Company that are uninsured, exceed available insurance coverage or result in changes to the Company's insurance policies, including premium increases.

LOSS OF KEY MANAGEMENT PERSONNEL COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS

         The Company's operations depend on the continued efforts of its senior management, including Ronald Bloom, the Company's chairman and chief executive officer. Mr. Bloom performs significant new business, sales and product development functions. The loss of the services of any of the Company's officers could be detrimental to the Company. Mr. Bloom and certain other members of senior management have entered into employment agreements with the Company. Several of these agreements contain noncompete provisions that may not be enforceable in certain states.

         Qualified employees are in great demand and are likely to remain a limited resource for the foreseeable future. Competition for skilled creative and technical talent is intense. The Company may not be successful in attracting and retaining such personnel. In addition, the Company's ability to generate revenues relates directly to the number and expertise of the personnel that are available to work on its projects. Any failure by the Company to retain existing employees or to hire new employees when necessary could have a material adverse effect upon its business, results of operations and financial condition.

IMPACT OF THE YEAR 2000

         During calendar 1999 the Company has been, and continues to be, engaged in efforts to identify and remediate its exposure to the impact of the year ("Y2K") on its computer hardware and software systems. The Y2K issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have two digit date sensitive software may encounter system failures or miscalculations if date entry of "00" is recognized as the year 1900 rather than 2000. The failure of the Company's critical computer systems to properly recognize the year 2000 could result in the interruption of the Company's operations and have material adverse affects on the Company's financial position and results of operations.

         The Company has studied the importance to its operations of its various hardware and software systems, and is giving priority to the remediation of those systems that have been deemed critical. Currently, Company personnel, with the assistance of consultants from AnswerThink, are reviewing the Company's critical hardware and software systems to identify those with potential Y2K issues and develop remediation plans. In general, the Company's systems for processing its accounting data, and for hosting the Internet functions of clients, are the systems likely to contain Y2K issues, while the Company's other software and hardware systems, because of the relative newness, are already Y2K compliant. To date the Company's expenditures for the study and remediation of its Y2K issues, which, except of the costs for the purchase of new software or the purchase or lease of new hardware, are being expensed as incurred, have not been material.

         In some instances the remediation of a system's Y2K issue will be accomplished by the correction of code within the software. This will be performed by the Company's personnel with the assistance of the consultants from AnswerThink. In other instances, the nature or degree of the Y2K non-compliance within a system will require the replacement of the hardware or software.

         The Company's initial Y2K remediation plan was revised when the Company reached the agreement for the proposed Merger with AnswerThink. This is because, if the Merger is completed, many of the Company's systems which may contain Y2K issues would be replaced by software and hardware systems currently used by AnswerThink which are more advanced than that of the Company's and which are already Y2K compliant. Accordingly, the Company's revised Y2K plan calls for the remediation of many of its Y2K issues through the conversion to AnswerThink systems prior to January 1, 2000, and the Company believes that if the Merger is approved on the schedule currently contemplated that such conversion can be completed without material expenditures (including revenues lost due to the use of Company and AnswerThink personnel for this internal project) prior to January 1, 2000.

         In the event the proposed Merger with AnswerThink is not approved, the Company will engage AnswerThink on a consulting basis to complete the study and remediation of the Company's software and hardware systems. AnswerThink has expertise in this area, and the Company believes that the remediation of it critical systems could be completed by January 1, 2000. The Company currently estimates that the cost of engaging AnswerThink for this purpose, and for purchasing any required software or hardware, would approximate $500,000 to $1,000,000.

         As a part of its Y2K project the Company has also been addressing the Y2K readiness of vendors and other third parties deemed critical to its operations. The Company has been, and continues to, inquire of and receive from these vendors information on their Y2K compliance. These efforts will continue into the fourth quarter of calender 1999. To date the Company has not identified any critical vendor or third party that presents a material Y2K readiness issue. If a critical vendor or third party is found to not be Y2K ready, the Company will seek to convert to the use of an alternative vendor. In that regard, in many instances the Company, assuming the completion of the Merger with AnswerThink, might convert to a vendor or third party with which AnswerThink already has a relationship.

         The Company is also in the process of developing contingency plans for Y2K issues that are not successfully identified and remediated by the efforts described above. Those contingency plans have not yet been fully developed.

         The Company believes that it will be able to successfully address all critical Y2K issues by January 1, 2000. However there can be no assurance that all Y2K issues will be resolved by that date, and the Company's failure to successfully identify and remediate all Y2K issues by January 1, 2000 could lead to an interruption of its operations and have a material adverse effect on its financial position and results of operations.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK MAY BE HIGHLY VOLATILE

         The trading price of the Company's Common Stock has been and is expected to continue to be subject to extreme fluctuations. This may result from business-related issues such as:

     o    quarterly variations in operating results;

     o    the timing of commencement or completion of client projects;

     o    reductions   or  increases  in  client   spending  on  marketing   and
          communication services;

     o announcements of new services or business acquisitions by the Company or its competitors; or

     o    the gain or loss of client accounts.

         This may also result from stock market-related influences, such as:

     o    changes in estimates of securities analysts;

     o the presence or absence of short-selling of the Company's common stock; and

     o    events   affecting  other  companies  that  the  market  deems  to  be comparable to the Company.

         In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price of many technology-oriented companies and that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. As a result, the trading price of the Company's common stock may not remain at or near its current level.

FUTURE SALES OF COMMON STOCK COULD DILUTE THE OUTSTANDING COMMON SHARES AND THEREBY CAUSE THE COMPANY'S STOCK TO DECLINE

         Existing stockholders can sell outstanding shares of Common Stock and shares that may be issued on exercise of outstanding options and warrants under Rule 144 of the Securities Act of 1993, as amended or through the exercise of outstanding registration rights. These sales, or the perception that these sales could occur, could have an adverse effect on the price of the Common Stock. Shares of Common Stock will be eligible for sale in the public market under Rule 144 based on the Company's obligation to make certain earnout payments in connection with previous acquisitions or financings or with the acceleration of earnout payments pursuant to the Merger Agreement between the Company and AnswerThink.

ANTI-TAKEOVER PROVISIONS COULD MAKE A THIRD-PARTY ACQUISITION DIFFICULT

         The Company's certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Company's Board. Accordingly, the Board may issue shares of preferred stock with dividend, liquidation, conversion, and voting or other rights without stockholder approval. This could adversely affect the voting power or other rights of the holders of Common Stock. Although the Company does not currently intend to issue any shares of preferred stock, the Company may do so in the future.

         In addition, the Company's certificate of incorporation and bylaws contain provisions that may discourage certain transactions involving actual or threatened change in control of the Company. The bylaws prescribe the manner in which stockholder proposals may be presented for consideration at meetings of stockholders. The Company is also subject to a Delaware statute regarding business combinations. Notwithstanding the Merger Agreement, any of these provisions may make it more difficult, or discourage an acquisition or change in control of the Company.

THE COMPANY DOES NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

         The Company has not paid any dividends on its common stock since its incorporation. The Company anticipates that, for the foreseeable future, working capital and earnings, if any, will be retained for use in the Company's business operations and in the expansion of its business.

RISKS RELATING TO THE ANSWERTHINK MERGER

         The Company expects to close the Merger with AnswerThink during the last quarter of calendar 1999. The closing is subject to conditions, including customary regulatory approvals and approval by the Company's stockholders and AnswerThink's stockholders. There are numerous risks associated with the AnswerThink transaction.

THE VALUE OF THE ANSWERTHINK COMMON STOCK THAT THE COMPANY'S STOCKHOLDERS WILL RECEIVE IN THE MERGER COULD BE REDUCED IF THE MARKET VALUE OF ANSWERTHINKS'S COMMON STOCK DECREASES.

         When the Company completes the Merger, each share of the Company's Common Stock will be exchanged for 0.70 of a share of AnswerThink Common Stock. This exchange ratio is fixed and will not be adjusted if the market price of AnswerThink's Common Stock changes. Before the Merger's closing, if the price of AnswerThink Common Stock price decreases, the Company's stockholders will receive less value for their shares of Common Stock that are exchanged in the Merger. Also, the Company is not permitted to abandon the Merger or resolicit the Company's stockholders' approval solely because of changes in the market price of AnswerThink Common Stock. Accordingly, the specific value of AnswerThink Common Stock the Company's stockholders will receive upon the Merger's completion may decrease.

THE COMPANY MAY NOT REALIZE THE MERGER'S POTENTIAL BENEFITS

         The Company entered into the Merger Agreement with AnswerThink with the expectation that the Merger will result in benefits and potential cost savings. The Company can achieve these benefits and savings only if it can integrate its technology, operations and personnel timely and efficiently. If the Company fails to do this, it may lose customers or key employees. This integration could also divert the Company's management's attention from operations. Among the challenges involved in this integration is demonstrating to customers that the merger will not result in adverse changes in client service standards or business focus, and persuading the Company's personnel that its business cultures are compatible. The Company may not be able to integrate successfully with AnswerThink and may not be able to realize any of the Merger's anticipated benefits or cost savings. The failure to do so could impair AnswerThink's finances and business prospects after the Merger.

THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS HAVE DIFFERENT INTERESTS FROM SHAREHOLDERS IN CONNECTION WITH THE MERGER

         The Company's directors and executive officers have interests in the Merger and participate in certain arrangements that are different from, or are in addition to, those of the Company's stockholders generally. These include continuing indemnification against certain liabilities. Also, Ronald Bloom, the Chairman and Chief Executive Officer of the Company, will become a director of AnswerThink if the Merger closes. As a result, these directors and executive officers could be more likely to vote to approve the Merger Agreement and the Merger than if they did not hold these interests.

THE COMPANY MAY LOSE RIGHTS UNDER CONTRACTS WITH THIRD PARTIES IF IT DOES NOT OBTAIN CONSENTS AND WAIVERS

         The Company has contracts with many of its suppliers, customers, licensors, licensees, and other business partners. Under some of these contracts, the Company has to obtain the consent, waiver, or approval of these other parties in connection with the Merger Agreement. If the Company cannot do so, the Company and AnswerThink may lose the right to use intellectual property or other rights that are necessary for the operation of Company business. The Company has agreed to use all reasonable efforts to secure the necessary consents, waivers and approvals. However, the Company may not be able to obtain all of the necessary consents, waivers, and approvals. The Company's failure to do so could impair AnswerThink's finances and business prospects.

FAILURE TO COMPLETE THE MERGER

         If the Company does not complete the Merger, in addition to the risks referred to above, the Company may be subject to the following:

     o the Company may be required to pay AnswerThink a termination fee of either $6,000,000 or $3,000,000, depending on the circumstances;

     o an option the Company granted to AnswerThink to purchase 2,008,288 shares Common Stock for $18.50 per share may become exercisable; and

     o the market price of the Company's Common Stock may decline to the extent that its current market price reflects a market assumption that the Merger will be completed.

Also, the public announcement of the Company's failure to complete the Merger could have an adverse effect on:

     o    Company sales and operating results;

     o the Company's ability to attract and retain key management, marketing, and technical personnel; and

     o    progress of certain development projects.

Additionally, the Company will have to pay the costs related to the Merger, such as legal, accounting, and financial advisor fees, even if the Company does not close the Merger.

         If the Merger is not consummated and the Company's Board determines to seek another merger or business combination, the Company may not be able to find a partner willing to pay an equivalent or more attractive price than the merger consideration. In addition, while the Merger Agreement is in effect and subject to exceptions, the Company is prohibited from soliciting, initiating, knowingly encouraging, or entering into extraordinary transactions such as a merger, sale of assets, or other business combination with any party other than AnswerThink. Furthermore, if the Merger Agreement is terminated and AnswerThink exercises its option to purchase shares of Common Stock, the Company may not be able to account for future transactions as a "pooling of interests." Consequently, this inability to obtain pooling of interests accounting treatment could adversely affect the Company's ability to enter into other transactions.

FORWARD-LOOKING STATEMENTS

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements about activities, events or developments which the Company expects or anticipates will occur in the future, including without limitation, business strategies, industry trends, market potential, acquisitions of assets and businesses, and financial performance.

         The Company also uses the words "intend to," "anticipate," "expect," and similar expressions to identify those types of forward-looking statements. These statements are based on certain assumptions and analyses the Company has made in light of its perception of historical trends, current business and economic conditions and expected future developments as well as other factors. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties beyond the Company's control, including without limitation, the risk factors discussed in this Form 10-KSB, general economic, market or business conditions, changes in the laws or regulations and business opportunities, or lack thereof, that may be presented to the Company. Additionally, although the Company believes that it is likely that the Merger will be completed on the terms contained in the Merger Agreement, the future strategies of the two companies, operating on a combined basis, may differ from the strategies the Company had been pursuing and which the Company would pursue if it continued to operate alone. In that regard, all discussions of the Company's strategies, and other forward-looking discussions in the sections that follow, are based on the continued operation of the Company alone (that is, without the completion of the proposed Merger with AnswerThink) unless otherwise indicated.

         Consequently, the Company cannot assure that the actual results or developments the Company anticipates will be realized or, even if subsequently realized, that they will have the expected consequences or effects.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive and administrative offices are located in New York, New York. The Company also maintains offices in Los Angeles, San Francisco and Torrance California; Atlanta, Georgia; Boston, Massachusetts; Seattle, Washington; London, United Kingdom and Sofia, Bulgaria.

         The New York facilities consist of approximately 20,000 square feet on two floors in midtown Manhattan. The office space is currently leased for $290,000 per annum from October 1, 1996 to September 2001. The rent on the New York facilities will increase to $310,000 per annum from October 1, 2001 to September 30, 2006.

         The Los Angeles, California facility consists of approximately 15,500 square feet of space. The lease is for a term of ten years ending May 31, 2007. The rent for the first three years of the lease is approximately $370,000 per annum. The rent for the following three years is approximately $409,000 and the rent for the remainder of the lease is approximately $460,000 per annum.

         The Georgia facility consists of approximately 14,000 square feet of space located in Atlanta. The Company leased this space for a term of five years ending May 15, 2002. The rent for the lease term is approximately $108,000 per annum.

         The Massachusetts facility consists of approximately 17,500 square feet of space located in Boston. The lease expires October 1, 2003. The rent for the first year of the lease is approximately $639,000 per annum and will increase $17,500 for each year thereafter.

         The Washington facility consists of approximately 21,298 square feet of space located in Seattle. The lease expires on May 20, 2009. The rent for the lease term is approximately $543,000 per annum.

         The San Francisco, California facility consists of approximately 14,520 square feet of space. The lease expires on June 30, 2004. The rent for the lease term is approximately $324,000 per annum.

         The Torrance, California facility consists of approximately 15,900 square feet of space, which is leased through August 31, 2004. The rent for the lease term is approximately $351,500 per annum.

         The London facility consists of approximately 3,400 square feet of space, which is leased through March 31, 2000 at the rate of $44,000 per annum.

         The Sofia, Bulgaria facility consists of approximately 450 square feet. The rent for the lease term is approximately $3,600 per annum.

         The Company believes that its existing facilities are adequate to meet its current operating needs and that suitable additional space will be available to the Company on favorable terms should the Company require additional space to accommodate future operations or expansion. Further, in the event that any one of the foregoing leases is not renewed, the Company believes that it would be able to obtain suitable alternative space on terms comparable to those currently afforded to the Company.

         The Company owns no real estate and does not intend to invest in real estate or interests in real estate, real estate mortgages, or securities of interest in persons primarily engaged in real estate activities for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

         On September 25, 1998, Michael R. Farrell, a shareholder of the Company, filed a putative class action suit, styled Farrell v. Think New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against the Company, Ronald Bloom (an officer of the Company), Melvin Epstein and Scott Mednick (both former officers of the Company) (the "Farrell complaint"). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock in the class period from November 14, 1997 through September 21, 1998.

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

         Pursuant to an order of the Court, the plaintiffs filed a Consolidated and Amended Class Action Complaint on February 10, 1999 (the "consolidated complaint"). The consolidated complaint supersedes all prior complaints in all of the cases and shall serve as the operative complaint in the consolidated class action. The consolidated complaint names fourteen individual plaintiffs and purports to be filed on behalf of a class of individuals who purchased Think New Ideas, Inc., common stock from November 5, 1997, through September 21, 1998. The consolidated complaint makes substantially similar allegations as the Farrell complaint. Like the Farrell complaint, the consolidated complaint alleges that the Company and certain of its current and former officers and directors disseminated materially false and misleading information about the Company's financial position and results of operations through certain public statements and in certain documents filed by the company with the Securities and Exchange Commission ("SEC"). The consolidated complaint further alleges that these statements and documents caused the market price of the Company's Common Stock to be artificially inflated. The plaintiffs further allege that they purchased shares of common stock at such artificially inflated prices and suffered damages as a result. The relief sought in the consolidated complaint is unspecified, but includes a plea for compensatory damages and interest, punitive damages where appropriate, reasonable costs and expenses associated with the action (including attorneys' fees and experts' fees) and such other relief as the court deems just and proper.

         Management believes that the Company has meritorious defenses to the consolidated complaint and intends to contest it vigorously. The Company has filed a motion to dismiss the consolidated complaint on a number of grounds and the plaintiffs have opposed the motion. The motion is currently pending before the court and the court has not yet determined whether oral arguments will be heard. Although there can be no assurance as to the outcome of these matters, unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

Additionally, in the normal course of business, the Company is subject to certain other claims and litigation, which the Company is of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the stockholders of the Company for consideration during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Common Stock commenced quotation on Nasdaq under the symbol "THNK" on November 26, 1996 upon consummation of the Initial Public Offering. Prior to that date, there was no public market for the Common Stock. The following table sets forth, for the periods indicated the high and low transaction prices of the Common Stock as quoted by Nasdaq.


                                                      High            Low
                                                    ------------------------
First Quarter 1998                                  $10.8750        $4.0625
Second Quarter 1998                                  13.0000         7.2500
Third Quarter 1998                                   17.9375         7.6250
Fourth Quarter 1998                                  39.2500         17.000
First Quarter 1999                                   33.2500         5.6250
Second Quarter 1999                                  16.1250         3.0000
Third Quarter 1999                                   18.7500         6.1250
Fourth Quarter 1999                                  17.4375         9.6250
First Quarter 2000 (through September 9, 1999)       16.3750         8.8750

         As of September 9, 1999, there were 180 holders of record of Common Stock based upon information furnished by Continental Stock Transfer and Trust Company, New York, New York, the transfer agent for the Company's securities. The Company believes, based upon security positions listings, that there are more than 400 beneficial owners of the Common Stock. The sales price of the Common Stock as reported by Nasdaq on September 9, 1999 was $10 13/16. As of September 9, 1999, there were 10,105,327 shares of Common Stock outstanding.

         The Company has never paid and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain all earnings for use in the Company's business operations and in the expansion of its business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto in Item 7 hereof. This section and other parts hereof contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page 10.

OVERVIEW

         The Company was incorporated in January 1996 and commenced operations in June 1996 upon completion of its acquisitions of Internet One, Creative Resources, Mednick Group, Goodman Group, On Ramp and NetCube (previously defined as the "Founding Companies"). In fiscal 1997, the Company acquired Fathom. In fiscal 1998, the Company acquired BBG, Herring/Newman, Interweb and UbiCube and in fiscal 1999, the Company acquired Envision. See Note 2 to the Company's Consolidated Financial Statements.

         The combination of the Mednick Group, the Goodman Group, Internet One, Creative Resources and NetCube was accounted for using the pooling of interests method of accounting. Accordingly, the Consolidated Financial Statements of the Company have been prepared as if each of the foregoing entities had been a part of the Company since the respective dates of each such entity's inception. The Company's acquisitions of On Ramp, Fathom, BBG, Herring/Newman, Interweb, UbiCube and Envision were accounted for using the purchase method of accounting. Accordingly, the results of operations of each of the foregoing have been included in the Consolidated Financial Statements of the Company since the respective date of each such acquisition. As a result of these purchase method acquisitions, the Company's financial statements may lack comparability from period to period.

         On June 24, 1999, the Company entered into the Merger Agreement with AnswerThink. Pursuant to the Merger Agreement, a wholly-owned subsidiary of AnswerThink ("Sub") will merge with and into the Company. The Company will survive the Merger and become a wholly owned subsidiary of AnswerThink. The Merger is subject to certain conditions, including shareholder approval of both companies. The completion of the proposed Merger is likely to have a material effect on the Company's financial position and results of operations, in that, among other things, the Company would operate as a subsidiary of AnswerThink, and, as the Merger will be accounted for as a pooling of interests, the Company's historical results of operations would be combined with those of AnswerThink as if the companies had always operated on a combined basis.
Additionally, the future strategies of the two companies, operating on a combined basis, may differ from the strategies the Company has been pursuing, and which the Company would pursue if it continued to operate alone. In that regard, all discussions of the Company's strategies, and other forward-looking discussions, in the sections that follow, are based on the continued operation of the Company alone (that is, without the completion of the proposed Merger with AnswerThink) unless otherwise indicated. See "Proposed Merger with AnswerThink."

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

         The Company approaches each client engagement utilizing its standard proprietary methodology, the THINK Vision Process. Utilizing this process, the Company thoroughly researches a client's business to determine the effectiveness of existing communications programs and how such programs may be improved and integrated into an interactive strategy that is intended to help clients gain a competitive advantage in a changing business landscape. See Part I, Item 1 "Description of Business."

         The Company has historically generated revenue from both traditional marketing and interactive media services including Web site development and hosting, corporate internal communications solutions, database marketing, corporate identity and product branding and packaging, advertising and media placement services, and interface solutions that provide high-speed access via the Internet to off-line databases. Although the Company derives revenues from both traditional marketing and interactive media services, management of the Company assesses the performance of the internal organization and makes operational decisions on the Company as one integrated client service business. Revenues from both these services have been derived on a project-by-project basis, which tends to cause fluctuations in revenues between reporting periods. Substantial portions of those revenues have been from fixed-fee contracts for services to be delivered. It is anticipated that project revenue will continue to be a significant component of total revenues and therefore revenue may continue to fluctuate significantly from period to period.

         The Company generally provides Web site design and development and traditional marketing services under contracts that vary in duration from two to four weeks in the case of smaller projects and up to five months in the case of larger projects. Revenues from contracted services are generally recognized using the percentage of completion method based upon the ratio of costs incurred to total estimated costs of the project. Revenues from hosting, maintenance and updates are recognized as the services are provided.

         The Company's strategy is to concentrate its future on the expansion of its interactive marketing services and, as a result, revenues from traditional advertising services are anticipated to decrease in importance. As a part of this strategy the Company decided, in April 1998, to dispose of its traditional graphic design departments, and in the fourth quarter of 1998 recorded a restructuring charge of $921,000 for the costs associated with that disposal. Revenues and operating losses generated from the graphic design and digital output businesses located in Atlanta, Los Angeles and Boston are included in the results of operations for fiscal 1998. The disposal of these operations eliminated the revenues and expenses from fiscal 1999, and the absence of these operations from the fiscal 1999 results of operations affects the comparability of fiscal 1998 and 1999.

         Part of the Company's overall business strategy is to continue to increase the percentage of revenue that is recurring and to continue to increase the number of services provided to a particular client. The Company is implementing this strategy by increasing its overall marketing and cross-marketing efforts.

         Another part of the Company's business strategy is to grow through the acquisition and integration of synergistically compatible businesses. The
Company believes that there will be a consolidation among technology-based marketing solution providers and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In addition to its recent acquisitions, the Company continued to pursue acquisition opportunities during fiscal 1999 and was in discussions with several companies engaged in businesses that are complementary or supplementary to those of the Company. The Company's acquisition strategy was to focus on acquiring companies that could be integrated into the Company's existing infrastructure, enabling the Company to acquire access to additional product or service offerings and experienced management that can contribute to building the business in a profitable manner, and providing international expansion, such as that achieved in Europe through the UbiCube Acquisitions. The Company expects to continue its focus on growth opportunities through new clients and expanded representation of existing clients. The Company will look to continue to maximize the use of its resources by the divestiture of non-strategic businesses and investment in those portions of the business offering the highest returns.

RESULTS OF OPERATIONS- YEARS ENDED JUNE 30, 1999 AND 1998

         REVENUES

         Consolidated revenues were $49,797,000 in fiscal 1999, an increase of $7,153,000 or 17% from revenues of $42,644,000 in fiscal 1998. This growth in the Company's revenues reflects increased revenues from interactive marketing and communication services, offset by lower revenues from traditional marketing and communication services. The decline in revenues from traditional marketing and communication services reflects the Company's shift in focus from traditional marketing assignments to interactive marketing assignments. For the fiscal year ended June 30, 1999, revenue from interactive marketing and communication services increased 66% and revenue from traditional marketing and communications services decreased 37%, compared with fiscal 1998.

         The Company achieved the growth in interactive services from both the acquisitions of companies engaged in the interactive market, and the addition of new clients and competencies at its existing offices. Interactive services revenue increased approximately $14,691,000 for the fiscal year ended June 30, 1999, as compared with June 30, 1998. Assignments performed by BBG, Interweb and UbiCube which were acquired in fiscal 1998, and Envision which was acquired in fiscal 1999, accounted for approximately $12,713,000 of the increase. These acquisitions were completed in the second quarter (for BBG) fourth quarter (for Interweb and UbiCube) of fiscal 1998 and in the third quarter (for Envision) of fiscal 1999. The increase in interactive services revenue from the Company's internal growth from its existing offices was approximately $1,978,000. Revenues from traditional marketing and communication services declined by approximately $7,539,000. That decline included $2,171,000 from the fiscal 1998 closure of the Atlanta graphic design department. Traditional and marketing communications revenues were positively affected by the fiscal 1998 acquisition Herring/Newman, which increased revenues in fiscal 1999 by $3,518,000. The remaining (net) decline reflects the Company's previously discussed shift away from traditional services.

         OPERATING RESULTS

         The operating loss of $8,250,000 for fiscal 1999, represents a $19,162,000 decrease from the fiscal 1998 operating loss of $27,412,000. The fiscal 1998 operating loss included charges of $29,164,000 for stock compensation, purchased in-process research and development and restructuring initiatives. Except for $180,000 of stock compensation charges, the fiscal 1999 results of operations did not include any similar charges. However, the fiscal 1999 operating loss reflects the effect of a $989,000 charge for the impairment of capitalized software costs.

         Excluding the effect of such charges from both 1999 and 1998, the operating loss of $7,081,000 for fiscal 1999, reflects a $8,833,000 change from an operating profit of $1,752,000 in fiscal 1998. This change is due to the $7,153,000 increase in consolidated revenues being more than offset by increases in all other components of operating expenses totaling $15,986,000 in fiscal 1999.

         The increases in the Company's operating expenses throughout fiscal 1999 have been the result of the Company's growth strategy, which included plans for growth through acquisitions, and from the addition of new services to clients. To achieve this latter growth the Company has added personnel with certain specialized competencies, and to support both the acquisitions and internally generated growth, the Company has added personnel in senior management, finance and administrative positions as well as sales/new business development and strategy/planning. The Company has also increased its competencies in production, creative and client service departments to support the shift towards interactive marketing assignments. As a result, operating expenses, relative to revenues, have been at levels above the Company's long-term goals. The operating loss the Company experienced in fiscal 1999 has been due, in part, to these higher levels of expenses. Additionally, the Company has found that as it, and its competitors, seek larger and more complex assignments, the decision process of prospective clients has lengthened. This has caused revenue growth from new clients to be more sporadic and slower than management expected. As a result, projecting short-term revenue and adjusting operating expenses accordingly has been more difficult, leading to the operating losses throughout fiscal 1999.

         SALARIES AND RELATED EXPENSES

         Salaries and related expenses consist primarily of wages and associated payroll costs and benefits for all employees, including such costs for finance and administrative personnel. Salaries and related expenses increased 71% or $11,797,000 in fiscal 1999 to $28,522,000 from $16,725,000 for the corresponding prior year period. The inclusion of the operations of BBG, Interweb, UbiCube and Herring/Newman, which were acquired in fiscal 1998, and Envision, which was acquired in fiscal 1999 (collectively the "Acquisitions") accounted for approximately $9,410,000 of the overall increase in salaries and related costs. The remaining $2,387,000 increase, which includes the effect of the savings of $631,000 from the fourth quarter fiscal 1998 closure of the Atlanta graphic design department, was due to the addition of personnel in the client development/services and finance and administration functions, consistent with the growth strategy discussed above.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist of marketing expenses, technology costs (hardware and software purchases and leasing) and telecommunications costs for Internet access. Selling, general and administrative expenses also include corporate expenses such as insurance, accounting and legal fees, temporary help, management information systems, and employee benefits. In addition, selling, general and administrative expenses include direct expenses such as contract labor and travel and production expenses associated with providing services to clients. Selling, general and administrative expenses increased 13% or $2,788,000 to $24,128,000 in fiscal 1999 compared with $21,340,000 for the corresponding prior year period. The Acquisitions caused selling, general and administrative expenses to increase by $5,961,000. That increase was offset by a decrease of $3,173,000, net of the effect of increases in legal and accounting fees of $1,200,000, in the expenses of the Company's other operations compared to the prior year. The increases in these expenses are related to additional legal and accounting services required to support the Company's expanded operations as well as legal fees caused by the class action litigation filed against the Company. Also included in selling, general and administrative expenses is a fourth quarter of fiscal 1999 charge of approximately $500,000 for the write-off of both an accounts receivable and an equity securities receivable from a client, which the Company concluded were unrecoverable. The net decrease includes the $1,116,000 of expense eliminated by the closure of the Atlanta graphic design department and other decreases of $2,057,000, primarily the result from the decline in traditional marketing and communication assignments.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the fiscal year ended June 30, 1999 increased $1,402,000 to $4,229,000 as compared with $2,827,000 for the fiscal year ended June 30, 1998. This increase primarily relates to the additional fixed assets and goodwill associated with the Company's acquisitions as well as the addition to goodwill related to new shares of Common Stock issued to the former stockholders of UbiCube for the achievement of certain revenue and profit targets in the fourth quarter of fiscal 1999.

         IMPAIRMENT OF CAPITALIZED SOFTWARE

         Capitalized software development costs consist principally of salaries and certain other expenses directly related to the development of software products capitalized in accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins after the determination of the software product's technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is available for use. The amortization period is estimated to equate the term during which meaningful revenue from the related product is expected to be recognized. The Company periodically reviews the impairment on long lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. As the result of such review, during the fourth quarter of 1999, the Company recognized a non-cash pre-tax charge of $989,000 related to the write-off to net realizable value of previously capitalized software development costs. The capitalized software written off was related to the software acquired in the fourth quarter of 1998 with the Company's acquisition of Interweb. The write-off resulted from the Company's downward revision of its estimate of future revenues from the software. The estimate of future revenues from the use of the software declined as the result of the departure during the second half of fiscal 1999 of personnel key to the original development and continued maintenance and upgrade of the software, as a result of which the software lost its advantage over other, newly developed products available outside the Company.

         STOCK COMPENSATION EXPENSE

         In fiscal 1999, the Compensation Committee of the Company approved the grant of options to two directors, appointed in January and March 1999, respectively, each for the purchase of 20,000 shares of Common stock at an exercise price equal to the closing price of the shares of Common Stock on the date of grant. Upon the grant of these non-employee stock options to directors, the Company recognized $180,000 in stock compensation expense, equal to the fair value of the options granted based on the Black Scholes option pricing model. The options vest one year after the date of grant, are exercisable over a four-year period and expire five years from the date of grant.

         In fiscal 1998, the Company recorded a one-time charge of $21,700,000 as the result of the release to certain stockholders of the Company of the shares of Common Stock owned by such stockholders, which were placed in escrow at the time of the Initial Public Offering (the "IPO Escrow"). These shares were subject to release upon the attainment of any one of certain performance targets by the Company, including a market price target of $20 per share for forty consecutive business days, which was achieved in the fourth quarter of fiscal 1998. See "Certain Relationships and Related Transactions."

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

         RESTRUCTURING COSTS

         In April 1998, the Company formalized a decision to dispose of its traditional graphic design departments and in connection therewith recorded a restructuring charge of $921,000 for costs associated with that closure. As part of the restructuring plan, approximately 25 employees were terminated in the fourth quarter of fiscal 1998. The charge included $500,000 for severance and other related personnel costs, $421,000 for lease liabilities and other occupancy and facilities-related costs. Through June 30, 1998 the Company paid approximately $614,000 of the restructuring costs, and at June 30, 1998 accrued costs of approximately $307,000 remained, relating principally to estimated costs for the termination of equipment and facility leases. The leases were settled and terminated in fiscal 1999, with the difference between the amount accrued at June 30, 1998 and the actual costs incurred in fiscal 1999 not being material.

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

         TAXES ON INCOME

         The Company recorded income tax provisions of $259,000 in fiscal 1999 and $340,000 in fiscal 1998. The 1999 and 1998 income tax provision represents certain state income taxes. Valuation allowances of 100% have been established for the Company's net federal and state deferred tax assets, which result principally for net operating loss carryforwards which have not yet been reflected in the results of operations. The net operating loss carryforwards differ from the Company's financial reporting losses due to the non-deductibility of the 1999 charges for stock compensation and impairment of capitalized software and the 1998 charges for stock compensation and purchased research and development.

         LIQUIDITY AND CAPITAL RESOURCES

         In 1998, the Company financed its operations, the cash requirements of its acquisitions and an overall reduction in its interest-bearing debt principally through the cash generated by operations. In fiscal 1999, the Company experienced negative cash flows from operations, which together with additions to property and equipment were financed principally with the proceeds of the issuance of Common Stock.

         Net cash used in operating activities of $4,666,000 for fiscal 1999 reflects the net loss of $8,308,000, reduced by non-cash charges for depreciation and amortization, bad debt expense, stock compensation expense and the charge for impairment of software development costs aggregating $6,756,000 and the absorption of cash of $3,114,000 by operating changes in working capital assets and liabilities. Working capital changes that absorbed cash were the $14,920,000 increase in accounts receivable, the $1,843,000 decrease in accounts payable and accrued expenses and the $1,182,000 decrease in other liabilities (principally representing the 1999 payment of the restructuring costs accrued in fiscal 1998). These uses of cash were partially offset by cash provided by the $13,638,000 increase in media payables, and the $1,500,000 decrease in unbilled receivables Media payables represent media placement costs paid to media providers by the Company on behalf of clients, which are rebilled to clients and included in accounts receivable. The level of media payables and the related accounts receivable will vary with the timing of client media campaigns. Unbilled accounts receivable will vary based on the relationship of the billing dates, verses the progress of the work, in client assignment agreements. Net of the increase in media payables and the decrease in unbilled receivables, the level of accounts receivable remained essentially unchanged (a decrease of $218,000) at June 30, 1999 as compared to June 30, 1998. At June 30, 1999 the Company had net working capital of $8,456,000 compared with net working capital of $6,869,000 at June 30, 1998.

         The Company expended cash of $2,247,000 for investing activities in fiscal 1999. That amount included $1,651,000 for additions to property and equipment. Property and equipment additions were principally for the expansion into new office space in the Company's Boston, Seattle and San Francisco locations.

         The Company financed its fiscal 1999 negative operating cash flows and investing expenditures principally with the $7,596,000 obtained from the issuance of shares of its Common Stock, which included net proceeds of $5,940,000 from the sale of shares of Common Stock under the Securities Purchase Agreement (See Note 9(f) to the Notes to Consolidated Financial Statements of the Company) and $1,656,000 received upon the exercise of stock options. In addition to financing the Company's negative operating cash flows and investing activities, those proceeds allowed the Company to service its debt and increase its cash balance by $288,000 to $7,791,000 at June 30, 1999.

         The Company's operations generated cash flows of $9,899,000 in fiscal 1998 due principally to the inclusion in net loss of the non-cash charges of $23,043,000 for stock compensation and $5,200,000 for purchased research and development, together with the increase in media payables of $6,959,000. Media payables increased at June 30, 1998 due to the timing and level of media placements.

         In fiscal 1998 the Company's investing activities utilized cash of $4,938,000 including $3,442,000 used to finance portions of the BBG and Herring/Newman acquisitions and $2,818,000 expended on equipment and software development.

         Financing activities in 1998 utilized cash of $908,000 principally to reduce bank and related party debt by an aggregate of $1,518,000 and pay capital lease installments of $455,000, partially funded by $1,065,000 received upon the exercise of stock options.

         On April 24, 1998, the Company established a line of credit with the Bank of New York ("BONY"), pursuant to which BONY agreed to permit the Company to borrow $5,000,000 through March 31,1999. Amounts outstanding from time to time under the line of credit accrue interest at a floating rate based on the prime lending rate of the bank and are due and payable (together with interest) on demand. The line of credit is evidenced by a promissory note and is secured by substantially all of the assets of the Company. In addition, amounts outstanding under the line of credit have been guaranteed by each of the Mednick Group and On Ramp. During April 1999, BONY agreed to permit the Company to extend the availability of the line of credit to July 31, 1999. At June 30, 1999 the Company had borrowed $1,164,000 under its line of credit and had $3,836,000 available for borrowing. Since July 31, 1999 the Company has been in discussions with BONY concerning the renewal of the line of credit. BONY has indicated that it desires to await the completion of the stockholder vote on the proposed Merger with AnswerThink before finalizing any renewal. However, in the interim BONY has verbally agreed to allow the Company to continue to borrow under the terms of the April 1998 agreement pending the vote on the proposed Merger.

         As of June 30, 1999 the Company has cash on hand of $7,791,000, and a positive working capital of $8,456,000. The Company believes that cash flows from these sources, together with cash flows generated by its operations and borrowings available under its interim agreement with BONY will be sufficient to fund its operations, pay required debt (including the repayment of the outstanding BONY borrowings if the line of credit is not renewed) and capital lease obligations, and continue the Company's growth strategy. However, unexpected changes in operating or capital market conditions could require the Company to seek additional external financing, and there can be no assurance that such additional capital will be available when needed. The inability to obtain such financing, if needed, could adversely affect the Company's ability to achieve its business objectives.

         INFLATION

         While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the advertising, marketing, Internet and intranet and data management markets that would have a material effect on the Company.

IMPACT OF THE YEAR 2000

         During calendar 1999 the Company has been, and continues to be, engaged in efforts to identify and remediate its exposure to the impact of the year ("Y2K") on its computer hardware and software systems. The Y2K issue is the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have two digit date sensitive software may encounter system failures or miscalculations if date entry of "00" is recognized as the year 1900 rather than 2000. The failure of the Company's critical computer systems to properly recognize the year 2000 could result in the interruption of the Company's operations and have material adverse affects on the Company's financial position and results of operations.

         The Company has studied the importance to its operations of its various hardware and software systems, and is giving priority to the remediation of those systems that have been deemed critical. Currently, Company personnel, with the assistance of consultants from AnswerThink, are reviewing the Company's critical hardware and software systems to identify those with potential Y2K issues and develop remediation plans. In general, the Company's systems for processing its accounting data, and for hosting the Internet functions of clients, are the systems likely to contain Y2K issues, while the Company's other software and hardware systems, because of the relative newness, are already Y2K compliant. To date the Company's expenditures for the study and remediation of its Y2K issues, which, except of the costs for the purchase of new software or the purchase or lease of new hardware, are being expensed as incurred, have not been material.

         In some instances the remediation of a system's Y2K issue will be accomplished by the correction of code within the software. This will be performed by the Company's personnel with the assistance of the consultants from AnswerThink. In other instances, the nature or degree of the Y2K non-compliance within a system will require the replacement of the hardware or software.

         The Company's initial Y2K remediation plan was revised when the Company reached the agreement for the proposed Merger with AnswerThink. This is because, if the Merger is completed, many of the Company's systems which may contain Y2K issues would be replaced by software and hardware systems currently used by AnswerThink which are more advanced than that of the Company's and which are already Y2K compliant. Accordingly, the Company's revised Y2K plan calls for the remediation of many of its Y2K issues through the conversion to AnswerThink systems prior to January 1, 2000, and the Company believes that if the Merger is approved on the schedule currently contemplated that such conversion can be completed without material expenditures (including revenues lost due to the use of Company and AnswerThink personnel for this internal project) prior to January 1, 2000.

         In the event the proposed Merger with AnswerThink is not approved, the Company will engage AnswerThink on a consulting basis to complete the study and remediation of the Company's software and hardware systems. AnswerThink has expertise in this area, and the Company believes that the remediation of it critical systems could be completed by January 1, 2000. The Company currently estimates that the cost of engaging AnswerThink for this purpose, and for purchasing any required software or hardware, would approximate $500,000 to $1,000,000.

         As a part of its Y2K project the Company has also been addressing the Y2K readiness of vendors and other third parties deemed critical to its operations. The Company has been, and continues to, inquire of and receive from these vendors information on their Y2K compliance. These efforts will continue into the fourth quarter of calender 1999. To date the Company has not identified any critical vendor or third party that presents a material Y2K readiness issue. If a critical vendor or third party is found to not be Y2K ready, the Company will seek to convert to the use of an alternative vendor. In that regard, in many instances the Company, assuming the completion of the Merger with AnswerThink, might convert to a vendor or third party with which AnswerThink already has a relationship.

         The Company is also in the process of developing contingency plans for Y2K issues that are not successfully identified and remediated by the efforts described above. Those contingency plans have not yet been fully developed.

         The Company believes that it will be able to successfully address all critical Y2K issues by January 1, 2000. However there can be no assurance that all Y2K issues will be resolved by that date, and the Company's failure to successfully identify and remediate all Y2K issues by January 1, 2000 could lead to an interruption of its operations and have a material adverse effect on its financial position and results of operations.

         NEW ACCOUNTING PRONOUNCEMENT

         In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, must first be applied in the first quarter of fiscal years that begin after June 15, 2000, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments either for hedging or other purposes, and therefore anticipates that the adoption of the requirements SFAS No. 133 will not have a material affect on its financial statements.

PROPOSED MERGER WITH ANSWERTHINK

         On June 24, 1999, the Company entered into an Agreement and Plan of Merger by and among the Company, AnswerThink, and Darwin Acquisition Corp., a wholly-owned subsidiary of AnswerThink ("Sub") pursuant to which Sub will merge with and into the Company. The Company will survive the Merger and become a wholly-owned subsidiary of AnswerThink. Under the terms of the Merger Agreement, all outstanding shares of the Company will be exchanged for shares of AnswerThink Common Stock, and all outstanding options to acquire shares of Common Stock, will be assumed and converted into options to acquire shares of AnswerThink Common Stock at a ratio of 0.70 shares of AnswerThink Common Stock to one share of Common Stock. In addition, the securities issued (and issuable) by the company pursuant to the Securities Purchase Agreement with Capital Ventures International and Marshall Capital Management will be assumed by AnswerThink and converted based upon the Exchange Ratio. The Merger is subject to certain conditions, including shareholder approval of both companies. The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization.

         Pursuant to the Merger Agreement, the Company has agreed to pay AnswerThink a termination fee of $6,000,000 in the event the Merger Agreement is terminated under certain circumstances, including; the withdrawal of the recommendation of the Board of Directors of the Company, or the Board's recommendation of a third party acquisition proposal. The Company has also agreed to pay a termination fee of $3,000,000 to AnswerThink under other termination circumstances such as the inability to obtain the requisite shareholder approval. Pursuant to the Merger Agreement, AnswerThink has agreed to pay the Company a termination fee of $3,000,000 for a material breach of the Merger Agreement that has not been properly cured.

         In  connection   with  the  Merger   Agreement,   the  Company  granted
AnswerThink an option to purchase up to 19.9% of the shares of the Company Common Stock outstanding on the date of exercise of the AnswerThink Option. The AnswerThink Option is exercisable following the execution or consummation of an alternative business combination involving the Company and the occurrence of certain further triggering events, none of which has occurred as of the date hereof. The per-share exercise price under the AnswerThink Option is $18.50.

         As further inducement to AnswerThink to enter into the Merger Agreement, each director, Omnicom Group, Inc. and certain executive officers of the Company (who, in the aggregate, beneficially own approximately 22% of the Company's outstanding Common Stock) entered into voting agreements with AnswerThink pursuant to which they: (i) agreed to vote their shares of Common Stock in favor of the Merger Agreement and the Merger; and (ii) granted irrevocable proxies to AnswerThink to vote such shares in accordance with the voting agreements. As an inducement to the Company to enter into the Merger Agreement, each director and certain executive officers of AnswerThink (who, in aggregate, beneficially own approximately 39.76% of AnswerThink's outstanding Common Stock) entered into voting agreements with the Company pursuant to which they: (i) agreed to vote their shares of AnswerThink Common Stock in favor of the issuance of AnswerThink Common Stock pursuant to the Merger Agreement; and
(ii) granted irrevocable proxies to the Company to vote such shares in accordance with the voting agreements.

         The Company believes that it is likely that the Merger will be completed on the terms contained in the Merger Agreement. However, there can be no assurance that the required stockholder approvals will be obtained, or that the other conditions to the Merger will be fulfilled. A termination of the Merger Agreement for a reason that requires the Company to pay AnswerThink a termination fee, as described above, could have a material adverse effect on the Company's liquidity, financial position and results of operations.

         The completion of the proposed Merger is likely to have a material effect on the Company's financial position and results of operations, in that, among other things, the Company would operate as a subsidiary of AnswerThink, and, as the Merger will be accounted for as a pooling of interests, the Company's historical results of operations would be combined with those of AnswerThink as if the companies had always operated on a combined basis.
Additionally, the future strategies of the two companies, operating on a combined basis, may differ from the strategies the Company has been pursuing, and which the Company would pursue if it continued to operate alone.

          UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

         The following unaudited pro forma combined condensed financial information gives effect to the proposed Merger between AnswerThink and the Company. The Merger will be accounted for as a pooling-of-interests, and the historical financial position and operating results of AnswerThink and the Company will be combined. The pro forma combined condensed financial information reflects the combined financial position of AnswerThink and the Company as of July 2, 1999 and the combined operating results of AnswerThink and the Company for the years ended January 1, 1999, January 2, 1998 and December 31, 1996.

         The unaudited pro forma combined condensed statements of operations assume that the Merger occurred at the beginning of the periods presented. The unaudited pro forma combined condensed balance sheet assumes the Merger occurred as of July 2, 1999. The historical financial information of AnswerThink as of July 2, 1999 and for the years ended January 1, 1999, January 2, 1998 and December 31, 1996 has been derived from AnswerThink's historical consolidated financial statements. The historical financial information of the Company as of June 30, 1999 and for the twelve-month period ended December 31, 1998 and for the years ended June 30, 1998 and June 30, 1997 have been derived from the Company's historical consolidated financial statements. The historical financial information of the Company has been re-classified to conform to AnswerThink's historical presentation. The unaudited pro forma combined condensed financial information should be read in conjunction with the historical consolidated financial statements of AnswerThink and the Company.

         AnswerThink uses a fiscal year which ends on the Friday nearest to December 31. The Company uses a June 30 fiscal year. Accordingly, in order to prepare the unaudited pro forma combined statements of operations, the operating results for the Company were recast to conform with AnswerThink's fiscal year. As a result, the operating results of the Company for the six months ended June 30, 1998 are included in both the pro forma combined operating results for the year ended January 1, 1999 and in the pro forma combined operating results for the year ended January 2, 1998. The Company's revenue and net loss for the six months ended June 30, 1998 were $25,620,519 and $28,086,490, respectively. Pro forma weighted average common shares outstanding for all periods presented represent the historical average shares for AnswerThink combined with the historical average shares for the Company after giving effect to the conversion of all outstanding shares of Common Stock into AnswerThink common stock by the Exchange Ratio contemplated in the Merger. Pro forma operating results do not include estimated merger-related costs of $7.5 million.

         The unaudited pro forma combined condensed financial information has been included for comparative purposes only and does not purport to show what the financial position or operating results would have been if the merger had been consummated as of the dates indicated, nor should it be construed as representative of future financial position or operating results.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 1, 1999
                                   (UNAUDITED)

                                                             HISTORICAL         HISTORICAL
                                                             ANSWERTHINK     THINK NEW IDEAS (1)     PRO FORMA
                                                             -----------     -------------------     ---------
Net revenues                                                $118,155,676      $ 49,361,578         $167,517,254
Costs and expenses:
   Project personnel and expense                              71,889,880        29,610,935          101,500,815
   Selling, general and administrative                        38,515,933        21,646,136           60,162,069
   Stock compensation expense                                 40,843,400        23,043,450           63,886,850
   Restructuring costs                                                --           920,610              920,610
   Purchased research and development expense                         --         5,200,000            5,200,000
                                                            ------------      ------------         ------------
       Total costs and operating expenses                    151,249,213        80,421,131          231,670,344
                                                            ------------      ------------         ------------
   Loss from operations                                      (33,093,537)      (31,059,553)         (64,153,090)
Other income (expenses):
   Litigation settlement                                       2,500,000                --            2,500,000
   Interest income                                               679,018           278,745              957,763
   Interest expense                                           (1,418,021)         (170,575)          (1,588,596)
                                                            ------------      ------------         ------------
Loss before income taxes                                     (31,332,540)      (30,951,383)         (62,283,923)
Income taxes                                                     324,820           255,549              580,369
                                                            ------------      ------------         ------------
Net loss                                                    $(31,657,360)     $(31,206,932)        $(62,864,292)
                                                            ============      ============         ============
Basic and diluted net loss per common share                 $      (1.62)     $      (4.17)        $      (2.53)
                                                            ============      ============         ============
Weighted average common shares outstanding                    19,602,520         7,488,538           24,844,497
                                                            ============      ============         ============

(1) Pro forma operating results for the year ended January 1, 1999 include the operating results of Think New Ideas for the 12-month period ended December 31, 1998.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 2, 1998
                                   (UNAUDITED)

                                                            HISTORICAL         HISTORICAL
                                                            ANSWERTHINK    THINK NEW IDEAS (1)    PRO FORMA
                                                            -----------    -------------------    ---------
Net revenues                                               $ 34,499,746      $ 42,644,405       $ 77,144,151
Costs and expenses:
   Project personnel and expenses                            24,626,831        24,199,048         48,825,879
   Selling, general and administrative                       16,681,885        16,693,636         33,375,521
   Settlement costs                                           1,902,608                --          1,902,608
   Stock compensation expense                                        --        23,043,450         23,043,450
   Restructuring costs                                               --           920,610            920,610
   Purchased research and development expense                 4,000,000         5,200,000          9,200,000
                                                           ------------      ------------       ------------
       Total costs and operating expenses                    47,211,324        70,056,744        117,268,068
                                                           ------------      ------------       ------------
   Loss from operations                                     (12,711,578)      (27,412,339)       (40,123,917)
Other income (expenses):
   Interest income                                              508,470           287,940            796,410
   Interest expense                                            (151,668)          (88,666)          (240,334)
                                                           ------------      ------------       ------------
   Loss before income taxes                                 (12,354,776)      (27,213,065)       (39,567,841)
Income taxes                                                         --           339,834            339,834
                                                           ------------      ------------       ------------
Net loss                                                   $(12,354,776)     $(27,552,899)      $(39,907,675)
                                                           ============      ============       ============
Basic and diluted net loss per common share                $      (1.74)     $      (4.36)      $      (3.46)
                                                           ============      ============       ============
Weighted average common shares outstanding                    7,100,092         6,315,087         11,520,653
                                                           ============      ============       ============

(1) Pro forma operating results for the year ended January 2, 1998 include the operating results of Think New Ideas for the year ended June 30, 1998.

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

                                                              HISTORICAL        HISTORICAL
                                                              ANSWERTHINK    THINK NEW IDEAS (1)   PRO FORMA
                                                              -----------    -------------------   ---------
Net revenues                                                 $ 11,492,825      $ 17,436,847       $ 28,929,672
Costs and expenses:
   Project personnel and expenses                               6,559,278        10,209,202         16,768,480
   Selling, general and administrative                          4,909,191        12,972,777         17,881,968
   Restructuring costs                                                 --         1,732,000          1,732,000
                                                             ------------      ------------       ------------
       Total costs and operating expenses                      11,468,469        24,913,979         36,382,448
                                                             ------------      ------------       ------------
Income (loss) from operations                                      24,356        (7,477,132)        (7,452,776)
Other income (expenses):
   Interest income                                                 19,898           286,358            306,256
   Interest expense                                                (5,280)         (134,489)          (139,769)
                                                             ------------      ------------       ------------
   Income (loss) before income taxes                               38,974        (7,325,263)        (7,286,289)
Income taxes                                                           --           245,900            245,900
                                                             ------------      ------------       ------------
Net income (loss)                                            $     38,974      $ (7,571,163)      $ (7,532,189)
                                                             ============      ============       ============
Basic and diluted net income (loss) per common share         $       0.05      $      (1.63)      $      (1.88)
                                                             ============      ============       ============
Weighted average common shares outstanding                        757,773         4,638,337          4,004,609
                                                             ============      ============       ============

(1) Pro forma operating results for the year ended December 31, 1996 include the operating results of Think New Ideas for the year ended June 30, 1997.

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                  JULY 2, 1999
                                   (UNAUDITED)

                                                                                   HISTORICAL        HISTORICAL
                                                                                   ANSWERTHINK     THINK NEW IDEAS     PRO FORMA
                                                                                   -----------     ---------------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $ 12,034,567       $ 7,791,363      $ 19,825,930
   Short-term investments                                                              500,000                --           500,000
   Accounts receivable and unbilled revenue, net                                    45,782,096        30,749,411        76,531,507
   Prepaid expenses and other current assets                                         1,443,124           963,133         2,406,257
                                                                                --------------    --------------    --------------
       Total current assets                                                         59,759,787        39,503,907        99,263,694
Property and equipment, net                                                          4,306,956         5,298,736         9,605,692
Other assets                                                                         3,380,732         1,782,623         5,163,355
Goodwill, net                                                                       31,497,468        20,318,499        51,815,967
                                                                                  ------------       -----------      ------------
       Total assets                                                               $ 98,944,943       $66,903,765      $165,848,708
                                                                                  ============       ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  2,632,212      $  3,310,262      $  5,942,474
   Accrued expenses and other liabilities                                           14,676,676         3,397,231        18,073,907
   Media payable                                                                            --        23,220,723        23,220,723
   Income taxes payable                                                              2,916,050           110,472         3,026,522
   Current portion of borrowings under revolving credit facility and other
     debt payable                                                                    1,896,000         1,194,647         3,090,647
                                                                                  ------------      ------------      ------------
       Total current liabilities                                                    22,120,938        31,233,335        53,354,273
Long-term liabilities                                                                       --                --                --
                                                                                  ------------      ------------      ------------
       Total liabilities                                                            22,120,938        31,233,335        53,354,273
Shareholders' equity                                                                76,824,005        35,670,430       112,494,435
                                                                                  ------------      ------------      ------------

       Total liabilities and shareholders' equity                                 $ 98,944,943      $ 66,903,765      $165,848,708
                                                                                  ============      ============      ============

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                     THINK New Ideas, Inc. and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                          PAGE
                                                                          ----

Report of Independent Auditors, Ernst & Young, LLP........................ F-1

Consolidated Financial Statements:

      Consolidated Balance Sheets......................................... F-2

      Consolidated Statements of Operations............................... F-3

      Consolidated Statements of Shareholders' Equity..................... F-4

      Consolidated Statements of Cash Flows............................... F-5

      Notes to Consolidated Financial Statements.......................... F-6

                                       F

Report of Independent Auditors

Board of Directors

THINK New Ideas, Inc.

We have audited the accompanying consolidated balance sheets of THINK New Ideas, Inc. and subsidiaries (the "Company") as of June 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THINK New Ideas, Inc. and subsidiaries as of June 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                        /s/ ERNST & YOUNG LLP
                                                        ERNST & YOUNG LLP

New York, New York
August 13, 1999

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,
                                                                             ---------------------------------
                                                                                1999                  1998
                                                                             ------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $ 7,791,363          $ 7,503,576
     Accounts receivable, net of allowance for doubtful
      accounts of $568,377 and $1,019,475                                      28,793,762           14,431,288
     Unbilled receivables                                                       1,955,649            3,455,181
     Prepaid expenses and other assets                                            963,133              865,574
                                                                              -----------          -----------
         Total current assets                                                  39,503,907           26,255,619

     Property, and equipment, net                                               5,298,736            5,682,059
     Software development costs, net                                              416,788            1,858,370
     Goodwill, net of accumulated amortization of
      $4,010,748 and $2,534,207                                                20,318,499           17,344,798
     Other assets                                                               1,365,835            1,112,225
                                                                              -----------          -----------
         Total assets                                                         $66,903,765          $52,253,071
                                                                              ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $ 3,310,262          $ 3,937,683
     Accrued expenses                                                           2,877,110            3,414,977
     Accrued restructuring costs                                                       --              307,482
     Media payable                                                             23,220,723            9,382,266
     Income taxes payable                                                         110,472              566,578
     Bank payable                                                               1,164,000              491,915
     Due to related party                                                          30,647              591,946
     Current portion of obligations under capital leases                          334,403              693,619
                                                                              -----------          -----------
         Total current liabilities                                             31,047,617           19,386,466

Obligations under capital leases                                                  185,718              260,645
Other long-term liabilities                                                            --              102,548
                                                                              -----------          -----------
         Total liabilities                                                     31,233,335           19,749,659
                                                                              -----------          -----------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.0001 par value; 5,000,000 shares
      authorized; none issued and outstanding                                          --                   --
     Common stock, $.0001 par value; 50,000,000 shares
      authorized; 10,100,326 and 8,433,656 shares
      issued                                                                        1,010                  843
     Additional paid-in capital                                                79,212,908           67,731,946
     Accumulated deficit                                                      (43,537,417)         (35,229,377)
     Accumulated other comprehensive income                                        (6,071)                  --
                                                                              ------------         -----------
         Total shareholders' equity                                            35,670,430           32,503,412
                                                                              -----------          -----------
         Total liabilities and shareholders' equity                           $66,903,765          $52,253,071
                                                                              ===========          ===========

See accompanying notes to consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED JUNE 30,
                                                            -----------------------------------
                                                                1999                  1998
                                                            ------------          -------------
Revenues                                                    $ 49,797,232           $ 42,644,405

Operating expenses:
    Salaries and related expenses                             28,521,790             16,724,943
    Selling, general and administrative expenses              24,128,341             21,340,350
    Depreciation and amortization                              4,228,533              2,827,391
    Impairment of capitalized software                           988,566                     --
    Stock compensation expense                                   180,400             23,043,450
    Restructuring costs                                               --                920,610
    Purchased research and development expense                        --              5,200,000
                                                            ------------           ------------

Operating loss                                                (8,250,398)           (27,412,339)

Interest income and other, net                                   201,540                199,274
                                                            ------------           ------------
Loss before taxes on income                                   (8,048,858)           (27,213,065)
Provision for income taxes                                       259,182                339,834

                                                            ------------           ------------
Net loss                                                     $(8,308,040)          $(27,552,899)
                                                            =============          ============

Net loss per share-basic                                     $    (0.94)           $     (4.36)
Weighted average shares outstanding                            8,844,708              6,315,087

Net loss per share-diluted                                   $    (0.94)           $     (4.36)
Weight average shares outstanding                              8,844,708              6,315,087

See accompanying notes to consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                             COMMON STOCK              ADDITIONAL                            OTHER
                                    --------------------------------     PAID-IN         ACCUMULATED     COMPREHENSIVE
                                        SHARES          AMOUNT           CAPITAL           DEFICIT          INCOME            TOTAL
                                    ------------------------------------------------------------------------------------------------

Balance at June 30, 1997               6,536,667         $  654        $19,050,174      $ (7,676,478)             --    $11,374,350
    Issuance of Common Stock for
     services rendered                    75,000              8            359,368                --              --        359,376
    Issuance of stock options for
     consulting services                      --             --             86,500                --              --         86,500
    Issuance of Common Stock in
     connection with acquisitions      1,416,867            141         23,538,845                --              --     23,538,986
    Issuance of Common Stock on
     exercise of stock options           181,713             18          1,065,665                                --      1,065,683
    Conversion of promissory notes        79,697              8            587,958                --              --        587,966
    Issuance of Common Stock on
     exercise of warrants                143,712             14                (14)               --              --             --
    Acceleration of stock option
     vesting                                  --             --          1,387,200                --              --      1,387,200
    Common stock released from
     escrow to founders                       --             --         21,656,250                --                     21,656,250
    Net loss                                  --             --                 --       (27,552,899)             --    (27,552,899)
                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 1998              8,433,656          $  843        $67,731,946      $(35,229,377)        $    --    $32,503,412
                                                                                                                        ------------
    Comprehensive income
    Net loss                                  --             --                 --        (8,308,040)             --     (8,308,040)
    Foreign currency translation
     adjustments                              --             --                 --                --          (6,071)        (6,071)
                                                                                                                        ------------
    Comprehensive income                                                                                                 (8,314,111)
    Stock Compensation Expense                --             --            180,400                --              --        180,400
    Issuance of Common Stock on
     exercise of stock options           297,507             30          1,655,764                --              --      1,655,794
    Issuance of Common Stock in
     connection with acquisition         477,002             48          3,499,952                --              --      3,500,000
    Common Stock issued, net of
     issuance costs                      871,142             87          5,939,913                --              --      5,940,000
    Issuance of Common Stock in
     connection with contingent
     payments on past acquisitions        21,019              2            204,933                --              --        204,935
                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 1999              10,100,326         $1,010        $79,212,908      $(43,537,417)        $(6,071)   $35,670,430
                                    ================================================================================================

See accompanying notes to consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED
                                                                                           JUNE 30,
                                                                             ---------------------------------------
                                                                                 1999                      1998
                                                                             -------------             -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                      $(8,308,040)             $(27,552,899)
Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation                                                                2,298,976                 1,341,470
    Amortization of intangibles                                                 1,929,557                 1,485,921
    Bad debt expense                                                            1,358,705                   534,257
    Impairment of capitalized software development                                988,566                        --
    Restructuring charges                                                              --                   920,610
    Stock compensation expense                                                    180,400                23,043,450
    Purchased research and development                                                 --                 5,200,000
    Changes in assets and liabilities:
        Accounts receivable, net                                              (14,919,655)                  728,735
        Unbilled receivables                                                    1,499,532                  (878,611)
        Accounts payable and accrued expenses                                  (1,842,841)                  119,396
        Accrued restructuring                                                    (307,482)               (1,706,867)
        Media payable                                                          13,637,981                 6,959,182
        Other assets and liabilities                                           (1,181,661)                 (295,730)
                                                                              ------------               -----------
Net cash (used in) provided by operating activities                            (4,665,962)                9,898,914
                                                                              ------------               -----------

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to software development costs                                                --                  (577,770)
Payment for acquisition, net of cash acquired                                      44,910                (3,441,744)

Sales of marketable securities                                                         --                 1,321,722
Purchases of property and equipment                                            (1,651,526)               (2,240,529)
Other                                                                            (640,826)                       --
                                                                              ------------              ------------
Net cash used in investing activities                                          (2,247,442)               (4,938,321)
                                                                              ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net-repayments on operating lines of credit and short-term debt                        --                  (203,861)

Issuance of common stock                                                        7,595,794                 1,065,683
Net borrowings on short term debt                                                 672,085                        --
Principal payments on capital leases                                             (505,389)                 (455,620)
Payments on amounts due to related party                                         (561,299)               (1,314,566)
                                                                              ------------              -----------
Net cash provided by (used in) financing activities                             7,201,191                  (908,364)
                                                                              ------------              -----------

Net  increase in cash and cash equivalents                                        287,787                 4,052,229
Cash and cash equivalents, beginning of year                                    7,503,576                 3,451,347
                                                                              ============              ===========
Cash and cash equivalents, end of year                                        $ 7,791,363               $ 7,503,576
                                                                              ============              ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
     Income taxes                                                             $   221,038               $   264,232
     Interest                                                                      89,751                    74,958
Non-cash investing and financing activities:
     Issuance of common stock for Acquisitions                                  3,500,000                23,538,986
     Equipment  recorded in connection  with the final  purchase  price allocation
      of Interweb                                                                 133,333                        --
     Issuance of common stock for contingent  payments  related to past           204,935                        --
      acquisitions
     Conversion of convertible promissory notes into common stock                      --                   587,966
     Purchase of equipment by capital leases                                           --                   988,645
     Issuance of common stock and options as finders fee to  consultant
      for acquisitions                                                                 --                   455,876

See accompanying notes to consolidated financial statements.

                     THINK NEW IDEAS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company was incorporated in January 1996, and commenced operations on June 30, 1996 upon combination of the Company with the Mednick Group, On Ramp, Creative Resources, the Goodman Group, Internet One, and NetCube, each of which had been previously engaged in providing various marketing and communications services. The combination of these companies into the Company was accounted for as a pooling of interests, (with the exception of On Ramp, which was accounted for as a purchase) and, accordingly, the consolidated financial statements of the Company are prepared as if each of these companies had been a part of the Company from inception of such companies. The results of operations for On Ramp have been included since the date of acquisition. As hereinafter used, the term "Company" shall include all the Company's subsidiaries, as the context may require.

The Company provides "new media" advertising services including the design and development of Internet Web sites and related tools and marketing and communication services that include traditional services, such as advertising, graphic design (discontinued April 1998; See Note 12). The Company considers its operation to comprise a single business segment under Statement of Financial Accounting Standards ("SFAS") No. 131.The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, (See Note 2 below). All intercompany balances and transactions are eliminated in consolidation.

The Company reports on a June 30 fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less, to be cash equivalents.

PROPERTY AND EQUIPMENT

The Company uses the straight-line method of depreciation. Property and equipment includes certain assets utilized pursuant to capital leases, which are recorded at the present value of the minimum non-cancelable lease payments at the inception of the lease. The estimated useful lives of property and equipment are as follows:

                                                              YEARS
                                                              -----

         Equipment                                            3 to 5

         Furniture and fixtures                               5 to 7

Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvement, whichever is shorter.

CAPITALIZED SOFTWARE

In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes costs incurred to develop new software products after determination that technological feasibility has been established for the product. Costs incurred prior to the establishment of technological feasibility are charged to expense. Amortization of the costs capitalized begins when the related product is available for general release and is based on current and anticipated future revenues for each product or enhancement, with an annual minimum charge equal to straight-line amortization over the remaining estimated economic life of the product or enhancement. The Company utilizes an estimated life of three years for capitalized software. It is reasonably possible that those estimates of anticipated product revenues, the remaining estimated economic life of the product or both will be reduced significantly in the three-year term due to changing technologies. Consequently, the amount of capitalized software costs may be significantly reduced.

GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangibles are amortized on a straight-line basis ranging from 2 to 15 years. The Company periodically assesses the recoverability of the cost of its goodwill based upon estimated future profitability of the related operating entities. The agreements pursuant to which the Company acquired certain companies (See Note 2) include provisions that would require the Company to issue additional shares if the acquired company meets certain goals. The value of any such shares issued, as of the date issued, will be added to the goodwill related to such acquisition and amortized over the remainder of that goodwill's useful life.

REVENUE RECOGNITION

Revenues from the design and development of Internet Web sites and interactive and traditional marketing services are recognized using the percentage-of-completion method. Unbilled receivables represent time and costs incurred on projects in progress in excess of amounts billed, and are recorded as assets. Amounts billed in excess of time and costs incurred are recorded as liabilities. To the extent costs incurred and anticipated costs to complete projects in progress exceed anticipated billings, a loss is recognized in the period such determination is made for the excess.

Payments received for subsequent maintenance of Internet Web sites are deferred and recognized over the period during which the maintenance is provided.

Revenue from advertising and related services comprises commissions and fees derived from billings to clients for media and production activities. Commission revenue is recognized primarily when media placements appear on television, radio, or in print. Fee revenue is recognized when services are rendered.

STOCK COMPENSATION

The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which compensation expense, if any, is generally based on the difference between the exercise price of an option, or the amount paid for an award, and the market price or fair value of the underlying common stock at the date of the award or at the measurement date for variable awards. Stock-based compensation arrangements involving nonemployees are accounted for under SFAS No. 123, under which such arrangements are accounted for based on the fair value of the option or award. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company discloses pro forma net income and net income per share information reflecting the effect of applying SFAS No. 123 fair value measurement to employee arrangements.

INCOME TAXES

The Company determines its deferred tax provision under the liability method, whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts using presently enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," effective July 1, 1997. Under SFAS No. 128 basic earnings per share excludes any dilution for Common Stock equivalents and is computed on the basis of net income divided by the weighted average number of common shares outstanding during the relevant period. Diluted earnings per share reflects the potential dilution that could occur if options or other securities or contracts entitling the holder to acquire shares of Common Stock were exercised or converted, resulting in the issuance of additional shares of Common Stock that would then share in earnings. However, diluted earnings per share do not consider such dilution if its effect would be to reduce the loss per share ("anti-dilutive").

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, marketable securities, accounts receivables, accounts and notes payable and short-term debt approximates book value.

CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents, marketable securities and accounts receivable. Cash and cash equivalents and marketable securities consist of deposits and money market funds placed with various high credit quality financial institutions.

The Company generates revenue principally from customers located in North America, many of which are large multi-national organizations. One customer accounted for approximately 10% of 1999 consolidated revenues. Two customers each separately accounted for 13% of consolidated revenues in 1998. Concentrations of credit risk with respect to receivables are limited due to the geographically diverse customer base. The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first fiscal quarter of 1999. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is a more inclusive financial reporting methodology that includes the disclosure of certain financial information that has not been recognized in the calculation of net income or loss, such as foreign currency translations and changes that are recorded directly to shareholders' equity. Accumulated other comprehensive loss comprised of foreign currency translation adjustments of $6,071 at June 30, 1999, as a result of the Company's operations in the United Kingdom, which the Company acquired in the fourth quarter of 1998 through its acquisition of UbiCube.

RECLASSIFICATIONS

Certain balances in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

NEW ACCOUNTING PRONOUNCEMENT

In June, 1998 FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS No. 133, as amended by SFAS No. 137, must first be applied in the first quarter of fiscal years that begin after June 15, 2000, and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS No. 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not utilize derivative instruments either for hedging or other purposes, and therefore anticipates that the adoption of the requirements SFAS No. 133 will not have a material affect on its financial statements.

2. BUSINESS ACQUISITIONS

FISCAL 1996 ACQUISITIONS

On June 30, 1996, the Company acquired all of the issued and outstanding shares of capital stock of the following entities in exchange for 491,595 shares of the Company's Common Stock:

                                                                       NUMBER OF SHARES
                                                                       ISSUED TO EFFECT
ENTITY/DATE OPERATIONS COMMENCED                                          ACQUISITION
---------------------------------------------------------------    -------------------------

Scott A. Mednick & Associates, Inc./October 1982                                    208,084
Creative Resources Agency, Inc./November 1994                                         3,970
The S.D. Goodman Group/July 1993                                                     49,623
Internet One, Inc./November 1993                                                     34,736
NetCube, Inc/ February 1978                                                         195,182


Mednick Group, Creative Resources and Goodman Group provided a wide variety of marketing-related services. NetCube and Internet One were principally providers of new media services. The acquisition of each of these companies was accounted for using the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity. In connection with these acquisitions, approximately $676,000 of transaction costs and expenses were incurred and have been charged to expense during 1996.

On June 30, 1996, the Company acquired all of the outstanding shares of capital stock of On Ramp, a provider of new media services, in exchange for 231,572 shares of Common Stock. The purchase price of $1,338,000 (includes transaction costs of approximately $750,000, including a $500,000 finder's fee paid to Benchmark Equity Group, Inc., formerly a principal stockholder of the Company) has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair values at the date of acquisition. The carrying amounts of the tangible assets and liabilities acquired and assumed approximated their fair values, and the excess $2,310,000 of the purchase price over the carrying amounts of net assets acquired, as follows:


Goodwill                                                              $2,159,000
Purchased software and other intangible assets                           251,000
Deferred income taxes                                                  (100,000)
                                                               -----------------
                                                                      $2,310,000
                                                               =================



Goodwill related to this acquisition was amortized over a two-year period and was fully amortized at June 30, 1998.

FISCAL 1997 ACQUISITIONS

On May 31, 1997, the Company acquired certain assets and operations of Fathom Advertising Agency, Inc. ("Fathom"), a provider of traditional full service advertising services, from Ketchum Communications, Inc., a wholly-owned subsidiary of Omnicom Group Inc. ("Omnicom"), a principal stockholder of the Company, in exchange for 120,000 shares of the Company's Common Stock. The purchase price of $442,500 was classified as goodwill, which was amortized over a two-year period and is fully amortized at June 30, 1999.

FISCAL 1998 ACQUISITIONS

In November 1997, the Company purchased all of the issued and outstanding capital stock of BBG New Media, Inc., a Massachusetts corporation ("BBG") which provides interactive marketing services. As consideration, the Company paid
$175,000 in cash and issued 303,334 shares of Common Stock to the former stockholders of BBG, valued at $3,602,000. In addition, the Company is required to issue additional shares of Common Stock if BBG achieves certain sales growth rates during the period from November 1, 1998 through October 31, 1999. In the first quarter of fiscal 2000, the Company will issue approximately $4,550,000 in shares of Common Stock to the former stockholders of BBG due to the attainment of such growth targets. If such shares of Common Stock are issued, such issuance will increase goodwill. The aggregate purchase price of approximately $4,800,000, including acquisition costs, exceeded the fair value of the net tangible assets acquired by approximately $4,233,000 and was recorded as goodwill and is being amortized using the straight-line method over 15 years.

In April 1998, the Company acquired all of the issued and outstanding shares of capital stock of Herring/Newman, Inc., a Washington corporation ("Herring/Newman") engaged in the business of full service advertising. As consideration, the Company issued an aggregate of 127,799 shares of Common Stock, valued at $1,655,000, and paid $400,000 in cash. The Company issued into escrow an additional 77,220 shares of Common Stock. The escrowed shares were released to the former stockholders of Herring/Newman in the fourth fiscal quarter of 1999, upon the occurrence of certain conditions, including retention of Herring/Newman's largest clients. The aggregate purchase price of $3,006,000, which excludes consideration of the escrow shares and includes acquisition costs, exceeded the fair value of the net tangible assets acquired by $2,102,000 and was recorded as goodwill and is being amortized using the straight-line method over 15 years.

On June 3, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Interweb, Inc., an Atlanta corporation ("Interweb") which provided Web-based solutions to clients. As consideration for the purchase of Interweb, the Company issued 600,000 shares of Common Stock, valued at $11,625,000, and paid $200,000 in cash. The aggregate purchase price, including acquisition costs, exceeded Interweb's net assets (approximately $669,000) by $11,304,000. Of such amount, $4,700,000 was immediately charged to expense as the fair value for software-related research and development efforts in process at Interweb for products that had not yet reached technological feasibility and which efforts, except for such products, would have no other alternative future use. The remaining $6,604,000 was allocated as follows:


Software (developed)                                                 $1,149,000
Goodwill                                                              5,165,000
Other                                                                   290,000
                                                               -----------------
                                                                     $6,604,000
                                                               =================



Goodwill is being amortized using the straight-line method over 15 years.

On June 29, 1998, UbiCube Acquisition Corp. ("UAC"), a wholly owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of UbiCube Group, Inc., a Delaware interactive marketing company ("UbiCube") which has offices in London and San Francisco. As a result of the acquisition, UbiCube was merged with and into UAC in exchange for the issuance of 154,257 shares of Common Stock having an aggregate value of approximately $4,000,000, and guaranteed future payments of $2,250,000 in shares of Common Stock through January 15, 2000. In addition, 154,257 shares of Common Stock were placed in escrow to be released to the former stockholders of UbiCube on January 15, 1999, January 15, 2000, and March 1, 2001 based on the attainment of certain milestones. In the fourth fiscal quarter of 1999, 7,924 shares were released from escrow to the former shareholders of UbiCube upon the attainment of the milestones for the applicable period. In addition, the Company agreed to issue additional shares to the former stockholders of UbiCube having a value of approximately $9,000,000, subject to the attainment of certain revenue and profit targets during the three-year period ending June 2001. During the fourth fiscal quarter of 1999, 21,019 additional shares were issued to the former stockholders of UbiCube upon the attainment of the targets for the applicable period. The aggregate purchase price, which excludes shares held in escrow, but includes acquisition costs, exceeded UbiCube's net assets (approximately $600,000) by approximately $6,100,000. Of such amount, $500,000 was immediately charged to expense as the fair value of software-related research and development efforts in process for products that had not yet reached technological feasibility and which efforts, except for such products, would have no other alternative future use. The remaining $5,600,000 exceeded the fair value of the net tangible assets acquired and was recorded as goodwill which is being amortized using the straight-line method over 15 years.

FISCAL 1999 ACQUISITION

In March 1999 the Company entered into a purchase agreement to acquire the assets and operations of Envision Group ("Envision"), a California-based partnership that provides Internet marketing and web-based solutions. As consideration, the Company issued 477,002 shares of Common Stock valued at $3,500,000. In addition, the former partners of Envision are entitled to an additional payment, on March 1, 2000 of up to $5,500,000 based on the amount, if any, by which 200% of Envision's revenues for the year ended December 31, 1999 exceed $3,500,000. The additional payment will be made by the issuance of shares of Common Stock, valued using the average price per share of Common Stock for the five trading days preceding March 1, 2000, provided, however, that the sellers may elect to receive up to $500,000 of any additional payment in cash.

The acquisition has been accounted for as a purchase, with the assets recorded on the basis of the initial purchase price of $3,551,247, which includes acquisition costs but excludes any possible future contingent payments. The initial purchase price exceeded the fair value of the net (of liabilities assumed) tangible assets acquired by approximately $3,738,000, which has been recorded as goodwill and is being amortized using the straight-line method over 15 years. The results of Envision have been included in the consolidated results of operations from February 23, 1999, representing the effective date specified in the purchase agreement (the results of Envision's operations for the period February 23, 1999 to March 10, 1999 were not material).

Each of the acquisitions of Fathom, On Ramp, BBG, Herring/Newman, Interweb, UbiCube and Envision have been accounted for using the purchase method of accounting. Accordingly, the results of operations of these companies are included in the consolidated financial statements from their respective dates of acquisition.

The following unaudited pro forma information for the year ended June 30, 1999, assumes the acquisition of Envision had occurred on July 1, 1998. The unaudited pro forma information for the twelve months ended June 30, 1998 assumes the Company had completed the acquisition of Envision, along with the fiscal year 1998 acquisitions of BBG New Media, Inc. ("BBG"), Herring Newman, Inc. ("Herring Newman"), Interweb, Inc. ("Interweb"), and UbiCube Group, Inc. ("UbiCube") as of July 1, 1997. The pro forma information has been prepared for informational purposes only and is not necessarily indicative of the results of operations that would have occurred had the transactions taken place on the basis assumed above.

                                                                         1999                     1998
                                                               --------------------------------------------------

Revenue                                                                     $51,925,526              $57,806,118
Net loss                                                                    $(8,533,585)            $(28,583,329)
Net loss per common shares-basic and diluted                                      $(.96)                  $(4.53)
Weighted-average common shares outstanding                                   $8,844,708               $6,315,087

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30:

                                                  1999                   1998
                                           ------------------------------------------
Equipment                                          $7,565,626             $6,176,440
Furniture and fixtures                              1,600,601              1,307,047
Leasehold improvements                              2,307,695              1,963,924
                                           -------------------    -------------------
                                                   11,473,922              9,447,411
Less accumulated depreciation
 and amortization                                   6,175,186              3,765,352
                                           -------------------    -------------------
Property and equipment, net                        $5,298,736             $5,682,059
                                           ===================    ===================

Included in equipment is capital leases of $1,484,308 and $1,353,145 with accumulated depreciation of $1,254,188 and $503,175 under capital leases as of June 30, 1999 and June 30, 1998, respectively.

4. CAPITALIZED SOFTWARE

Capitalized software costs included the following at June 30:

                                                      1999                      1998
                                           ----------------------------------------------
Capitalized software costs                           $ 624,922               $ 1,950,769
Less accumulated amortization                          208,134                    92,399
                                           --------------------      --------------------
Capitalized software costs, net                      $ 416,788               $ 1,858,370
                                           ====================      ====================

At June 30, 1998 capitalized software costs consist of $1,200,000 relating to software acquired on June 3, 1998 in connection with the Interweb acquisition. The remaining $658,000 was for various software products developed during the fiscal year ended June 30, 1998.

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" and SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of" the Company recognizes the impairment on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Accordingly, in the fourth fiscal quarter of 1999, the Company recognized a non-cash pre-tax charge of $989,000 related to the write-off of developed software of the Interweb acquisition. There was no such loss recognized in fiscal 1998.

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


6. BANK PAYABLES

On April 24, 1998, the Company established a line of credit with the Bank of New York ("BONY"), pursuant to which BONY agreed to permit the Company to borrow $5,000,000 through March 31,1999. Amounts outstanding from time to time under the line of credit accrue interest at a floating rate based on the prime lending rate of the bank and are due and payable (together with interest) on demand. The line of credit is evidenced by a promissory note and is secured by substantially all of the assets of the Company. In addition, amounts outstanding under the line of credit have been guaranteed by each of the Mednick Group and On Ramp. During April 1999, BONY agreed to permit the Company to extend the availability on the line of credit to July 31, 1999. At June 30, 1999 the Company had borrowed $1,164,000 under this line of credit and had $3,836,000 available for borrowing. Since July 31, 1999 the Company has been in discussions with BONY concerning the renewal of the line of credit. BONY has indicated that it desires to await the completion of the stockholder vote on the proposed Merger with AnswerThink before finalizing any renewal. However, in the interim BONY has verbally agreed to allow the Company to continue to borrow under the terms of the April 1998 agreement pending the vote on the proposed Merger.

In the second quarter of fiscal 1999, the Company's London office obtained a 100,000 (POUNDS) overdraft line of credit with Barclays Bank PLC. Amounts outstanding from time to time under the line of credit accrue interest at a floating rate based on the bank's base rate. The overdraft facility is repayable on demand but is subject to review in November 1999. Amounts outstanding under the line of credit have been guaranteed by the Company. As of June 30, 1999 there was 33,200 (POUNDS) outstanding on this line of credit.

In November 1997, in connection with its acquisition of BBG, the Company entered into an agreement with Medford Bank, which agreement provides for repayment of a loan of $117,000. Amounts outstanding on the loan accrue interest at a rate of 10% per annum and were paid on May 13, 1999, when the line was due. The balance of $91,915 outstanding at June 30, 1998 was repaid in fiscal 1999.

7. INCOME TAXES

Taxes on income consist of the following:

                                                    1999                      1998
                                           -------------------------------------------
Current:
 Federal                                           $     --                  $     --
 State                                              259,182                   339,834
                                            -----------------         -----------------
                                                    259,182                   339,834
                                           -----------------         -----------------
Deferred:
 Federal                                                 --                        --
 State                                                   --                        --
                                           -----------------         -----------------
                                                         --                        --
                                           -----------------         -----------------
Taxes on income                                    $259,182                  $339,834
                                           =================         =================

The difference between the Federal statutory tax rate and the effective tax rate resulted from the following:

                                                       1999                      1998
                                           ----------------------------------------------
                                                    %                         %
Federal statutory tax rate                              (34.0)                    (34.0)
Nondeductible compensation and
 research and development expense                        10.7                      38.3
State income taxes, net of
 federal tax benefit                                      3.2                       1.2
Change in valuation allowance                            23.6                      (4.3)
Other items, net                                         (0.3)                        -
                                           -------------------       -------------------
Effective tax rate                                        3.2                       1.2
                                           ===================       ===================

Temporary differences which gave rise to the deferred tax assets (liabilities) consisted of the following at June 30:

                                                      1999               1998
                                          --------------------------------------
Current:
 Accounts receivable                                   $  --              $  --
 Allowance for doubtful accounts                     234,000            235,000
 Accounts payable                                         --                 --
 Nondeductible reserves                              126,000            178,000
 Accrued compensation                                738,000            572,000
 Other                                                 6,500                 --
                                          --------------------------------------
Total current                                      1,104,500            985,000
                                          --------------------------------------

Noncurrent:
 Depreciation                                        235,000            168,000
 Software development costs and other
  intangibles                                      (588,000)          (697,000)
 Net operating loss carryfowards                   3,963,000          1,745,000
                                          --------------------------------------
Total noncurrent                                   3,610,000          1,216,000
                                          --------------------------------------

Net deferred tax assets before valuation
 allowance                                         4,714,500          2,201,000
Deferred tax asset valuation allowance           (4,714,500)        (2,201,000)
                                          --------------------------------------

Net deferred tax asset                               $    --            $    --
                                          ======================================

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

At June 30, 1999, the Company had federal net operating loss carryforwards of approximately $9,603,000. The net operating loss carryforwards will expire at various dates beginning 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. The Company's pending Merger with AnswerThink as described in Note 13 may further limit the utilization of these net operating loss carryforwards.

8. COMMITMENTS AND CONTINGENCIES

(A) LEASES


Future minimum payments, by year and in the aggregate, under operating and capital leases with initial or remaining terms of one year or more, consist of the following at June 30, 1999:

                                                            OPERATING LEASES     CAPITAL LEASES         TOTAL
                                                       ---------------------------------------------------------
2000                                                            $2,680,547            $367,159       $3,047,706
2001                                                             2,686,693             102,352        2,789,045
2002                                                             2,623,008              79,040        2,702,048
2003                                                             1,936,763              30,612        1,967,375
2004                                                             1,664,665                  --        1,664,665
Thereafter                                                       5,025,486                  --        5,025,486
                                                       ---------------------------------------------------------
Total minimum lease payments                                   $16,617,162             579,163      $17,196,325
                                                       ====================                       ==============
Amount representing interest                                                            59,042
                                                                           --------------------
Present value of net minimum lease payments
                                                                                       520,121

Less current portion                                                                   334,403
                                                                           --------------------
Long term portion                                                                     $185,718
                                                                           ====================

Total rent expense under operating leases amounted to $1,945,922 and $990,019 for fiscal 1999 and 1998, respectively.

(B) CONSULTING AGREEMENTS

On June 30, 1997, the Company entered into a one year consulting agreement (the "Consulting Agreement") pursuant to which the Company was obligated to issue up to 200,000 shares of Common Stock, and options to acquire up to 150,000 shares of common stock, to the consultant in exchange for rendering certain consulting services to the Company, including acquisitions, investor relations and market analysis.

In fiscal 1998, the Consulting Agreement was terminated, thereby eliminating the issuance of any remaining shares of Common Stock or stock options due under the original Consulting Agreement. In connection therewith, the Company agreed to pay the consultant finder's fees for successful acquisitions introduced to the Company by the consultant. Fees of $1,520,000 were paid to the consultant in fiscal 1998 and have been recorded as acquisition costs.

In December 1998, the Company entered into an oral consulting agreement with Dan Nicholas to provide investor relations and public relations advice and services for a fee of $20,000 per month. Fees of approximately $140,000 were paid to Mr. Nicholas in fiscal 1999. The consulting agreement was terminated in August 1999 upon Mr. Nicholas' appointment as the Company's Chief Financial Officer.

(C) EMPLOYMENT AGREEMENTS

The Company is a party to employment agreements with certain of its officers. The agreements have terms for one to three years and include, among other things, noncompete agreements and salary and benefits continuation. Some employment agreements provide for bonuses based on division profitability and other milestones. Minimum salary commitments under the agreements equal in the aggregate approximately $2,330,000 as of June 30, 1999.

(D) LITIGATION

On September 25, 1998, Michael R. Farrell, a shareholder of the Company, filed a putative class action suit, styled Farrell v. Think New Ideas, Inc., Scott Mednick, Melvin Epstein and Ronald Bloom, No. 98 Civ. 6809, against the Company, Ronald Bloom (an officer of the Company) Melvin Epstein and Scott Mednick (both former officers of the Company) (the "Farrell complaint"). The suit was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased or otherwise acquired shares of the Company's common stock in the class period from November 14, 1997, through September 21, 1998.

On various dates in October, 1998, six additional putative class action suits were filed in the same court against the same parties by six different individuals, each purporting to represent a class of purchasers of Think New Ideas, Inc. Common Stock. These subsequent suits claimed substantially similar class periods (one alleged a class period starting on November 5, 1997, rather than November 14, 1997) and made similar allegations as those made in the Farrell complaint. All seven of these lawsuits were ultimately transferred to Judge Sidney H. Stein of the United States District Court for the Southern District of New York and consolidated by order of the Court dated December 15, 1998, into one action styled In Re: Think New Ideas, Inc., Consolidated Securities Litigation, No. 98 Civ. 6809 (SHS).

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

Management believes that the Company has meritorious defenses to the consolidated complaint and intends to contest it vigorously. The Company has filed a motion to dismiss the consolidated complaint on a number of grounds and the plaintiffs have opposed the motion. The motion is currently pending before the court and the court has not yet determined whether oral arguments will be heard. Although there can be no assurance as to the outcome of these matters, unfavorable resolution could have a material adverse effect on the results of operations and/or financial condition of the Company in the future.

Additionally, in the normal course of business, the Company is subject to certain other claims and litigation, which the Company is of the opinion that, based on information presently available, such legal matters will not have a material adverse effect on the financial position or results of operations of the Company.

9. SHAREHOLDERS' EQUITY

(A) EARNINGS PER SHARE

 The following sets forth information concerning the number of shares of Common Stock used in the computations of basic and diluted earnings per share.

                                                                           JUNE 30,
                                                                 1999                    1998
                                                   -------------------------------------------------
Weighted-average shares outstanding used in
 computation of basic and diluted earnings
 per share                                                        8,844,708               6,315,087
Incremented common shares issuable                                       --                      --
Shares assuming dilution                                          8,844,708               6,315,087

Incremental common shares were not included in the computation for fiscal 1999 and 1998 since their inclusion in periods when the Company reported a net loss would be anti-dilutive.

Shares of Common Stock held in escrow related to acquisitions are not included in the calculation of weighted average shares outstanding for the periods presented, as the conditions required to release escrow shares for these acquisitions were not fulfilled at the end of the applicable periods presented.

(B) COMMON STOCK ISSUANCE

In connection with the Initial Public Offering, the Company issued to the underwriters of the Initial Public Offering warrants to purchase 215,000 shares of Common Stock. Such warrants, which became exercisable in November 1997 at an exercise price of $9.80 per share, contain "cashless exercise" provisions, whereby the holders thereof, in lieu of paying the exercise price in cash, may exercise the warrants with shares issuable thereunder as consideration for part or all of the remaining shares issuable under the warrants. During fiscal 1998, warrants to purchase approximately 203,000 shares of Common Stock were exercised. During fiscal 1999, no warrants to purchase shares of Common Stock were exercised.

(C) ESCROW SHARES

In connection with the Initial Public Offering, certain stockholders placed an aggregate of 825,000 shares into escrow (the "Escrow Shares") to be released upon the Company's attainment of any one of certain performance targets (the "Targets") pursuant to an escrow agreement (the "Escrow Agreement") between such holders and Continental Stock Transfer & Trust Company, as escrow agent. Pursuant to the Escrow Agreement, the Escrow Shares were not transferable or assignable, but could be voted by the holders thereof. During the fourth quarter of fiscal 1998, one of the Targets (a closing price of at least $20 per share of Common Stock for forty consecutive business days from November 1996 to November 1999 as quoted by Nasdaq) was fulfilled and the Escrow Shares were released. The Company, therefore, recorded a non-cash charge to earnings of approximately $21,700,000, equal to the fair market value of the Escrow Shares on April 24, 1998, the date of release.

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

(E) DIRECTORS' STOCK OPTIONS

During fiscal 1999, the compensation committee approved the grant of options to two directors, each for the purchase of 20,000 shares of Common Stock at an exercise price equal to the closing price of the shares of Common Stock on the date of grant. Upon the grant of these non-employee stock options to directors, the Company recognized $180,000 in stock compensation expense equal to the fair value of the options granted based on the Black-Scholes option pricing model. The options vest one year after the date of grant, are exercisable after a four-year period and expire five years from the date of grant.

(F) SECURITIES PURCHASE AGREEMENT

In March 1999, the Company entered into a Securities Purchase Agreement with Capital Ventures International and Marshall Capital Management, Inc. ("the Purchasers") whereby the Purchasers agreed to purchase (i) shares of Common Stock, and (ii) warrants to acquire shares of Common Stock, for an aggregate purchase price of up to $11,000,000. The Company used the proceeds of the financing for general working capital purposes, including the funding of its strategic growth plan. Pursuant to the Securities Purchase Agreement, on March 5, 1999 (the "Initial Closing Date") the Company issued, for proceeds of $6,000,000 (i) 871,142 shares of its Common Stock at $6.8875 per share (the "Initial Closing Price"), representing 95% of the closing bid price on the trading day immediately preceding the date of the Securities Purchase Agreement and (ii) warrants to purchase an additional 174,230 shares (representing 20% of the number of shares issued on the Initial Closing Date) of Common Stock exercisable for a five-year term, at an exercise price of $10.33, representing as 150% of the Initial Closing Price.

At any time prior to March 5, 2000 the Purchasers have the right but not the obligation to purchase (i) 530,504 additional shares (the "Optional Shares") of Common Stock at $9.425 per share, calculated as 130% of the market price on the date of the Securities Purchase Agreement, together with warrants (the "Optional Warrants") for 1/5 share for each Optional Share purchased (a maximum of 106,101 warrants) execrable at an exercise price of 150% of the market price on the date the related Optional Shares are purchased.

In connection with the issuance of the Common Stock and Warrants, the Company and the Purchasers entered into a Registration Rights Agreement (the "Registration Rights Agreement") relating to the shares of Common Stock issued to the Purchasers on the Initial Closing Date and any subsequent shares of Common Stock to be issued to the Purchasers pursuant to the Securities Purchase Agreement (including shares issuable upon exercise of the Closing Warrants and the Optional Warrants) (collectively, the "Registrable Securities"). Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the Registrable Securities not later than June 30, 1999. The Purchasers were also afforded certain "piggyback" registration rights. The Securities Purchase Agreement also provides that the Company will issue additional shares of Common Stock if the market price on the date the registration statement covering the Registrable Securities is declared effective by the SEC (or, if such registration statement is not declared effective by the SEC on or before March 5, 2000, any date selected by the Purchasers prior to June 30, 2000), is less than $6.8875 per share. The exact number of Adjustment Shares is to be determined pursuant to a formula set forth in the Securities Purchase Agreement. The Company has the right, pursuant to the Securities Purchase Agreement, at any time prior to the date the registration statement covering the Registrable Securities is declared effective, to repurchase all of the shares sold to the Purchasers at a price equal to the greater of (i) $9.6425, representing 140% of the Initial Closing Price or the then-current market price. In connection with the Securities Purchase Agreement and the Registration Rights Agreement, the Company filed a registration statement on Form S-3 on June 30, 1999. As of September 9, 1999, the registration statement on Form S-3 has not been declare effective by the SEC.

10. EMPLOYEE COMPENSATION PLANS

(A) 401(K) PLAN

The Company sponsors a defined contribution retirement plan, which covers all employees meeting minimum service requirements. Employees of the companies acquired by the Company become eligible to join the plan over a period not exceeding one year from the date of acquisition. The Plan qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company's contributions to the plan are based on percentages of the employees' contributions. The charge to operations for the Company's matching contribution was approximately $200,000 and $86,000 for the fiscal years ended June 30, 1999 and 1998, respectively.

(B) STOCK COMPENSATION PLAN

In June 1996, the stockholders of the Company authorized adoption of stock option plans. In July 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan"), which was subsequently amended and restated in November 1996. The 1996 Plan provided for the grant of options to officers, directors, employees and consultants of the Company. A total of 966,667 shares of Common Stock were reserved for issuance under the 1996 Plan. Options to purchase 966,667 shares of Common Stock at an exercise price per share of $7.50 (the estimated fair value of the shares on the date of grant) were granted to certain employees in November 1996. The options granted generally were to vest in increments of one-fourth at the end of each year, over a four-year period from the date of grant, and expire after ten years.

Pursuant to a resolution of the Board of Directors, the Company terminated the 1996 Plan and established the THINK New Ideas, Inc. 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of options to officers, directors, employees and consultants of the Company. All of the persons entitled to participate in the 1996 Plan were given the opportunity to participate in the 1997 Plan and, in exchange for the cancellation of the outstanding 1996 Plan options, received options to purchase the same number of shares, with the same terms as the 1996 Plan options, of the Common Stock they were entitled to purchase under the 1996 Plan at a price-per-share equal to $4.05 (the market price on the date of grant). Under the 1997 Plan, the Company may grant options to purchase up to 2,000,000 shares of Common Stock.

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

As of June 30, 1999, there were outstanding options exercisable to purchase up to 2,466,939 shares of Common Stock under both the 1997 and 1998 Plan.

A summary of the activity in the Company's stock option plans for fiscal 1999 and 1998 is as follows:

                                                     1999                                       1998
                                    -----------------------------------------------------------------------------
                                        NUMBER OF     WEIGHTED AVERAGE          NUMBER OF    WEIGHTED AVERAGE
                                          SHARES       EXERCISE PRICE            SHARES       EXERCISE PRICE
                                    -----------------------------------------------------------------------------
Options outstanding at beginning
 of year                                   2,204,907       $ 9.99                1,137,796        $ 3.97
Granted                                    1,057,269         7.67                1,576,216         12.68
Exercised                                    297,508         6.03                  181,713         4.07
Forfeited/canceled                           497,729        12.50                  327,392         5.09
                                    -----------------                     -----------------
Options outstanding at end of
 year                                      2,466,939         9.06                2,204,907         9.99
                                    =================                     =================
Options exercisable at end of
 year                                        704,260         8.42                  411,650         5.39
                                    =================                     =================

Pro forma information regarding net income and earnings per share required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following assumptions for vested and non-vested options:

                              PERIOD ENDED JUNE 30

                                                           1999                     1998
                                         ---------------------------------------------------
ASSUMPTIONS
Risk-free interest rate                                     4.72%                     6.12%
Volatility                                                   1.07                      0.55
Average life                                              3 years                   2 years

For purpose of pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options. The pro forma net loss and loss per share is as follows:

                                                            1999                     1998
                                         ---------------------------------------------------
Pro forma net loss                                    $10,166,664               $28,298,355
Pro forma net loss per common
 share, basic                                               $1.15                     $4.48


The following table summarizes information about stock options outstanding at June 30, 1999.

                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------
    EXERCISE PRICE           NUMBER         WEIGHTED AVERAGE           NUMBER     WEIGHTED AVERAGE
                          OUTSTANDING          REMAINING          EXERCISABLE      EXERCISE PRICE
                                            CONTRACTUAL LIFE
-----------------------------------------------------------------------------------------------------
        3.69                207,400                7.9              144,900              3.69
        4.05                375,524                7.6              202,814              4.05
        6.00                  1,000                8.2                  250              6.00
        6.19                 40,108                8.1               11,250              6.19
        6.38                186,169                9.3                9,625              8.25
        7.32                409,347                9.7               52,500              8.88
        7.88                233,000                9.7               20,000              9.22
        8.25                 55,500                8.5               40,000              9.77
        8.88                 90,000                8.6               99,000             11.88
        9.22                 20,000                9.5               20,000             12.75
        9.77                 80,000                8.6                  500             18.00
       11.00                 20,500                9.8               98,871             18.69
       11.88                376,500                8.4                4,550             20.00
       12.75                 20,000                9.7
       18.00                    500                8.9

                 18.69          318,991           8.9
                 18.94           16,000           9.1
                  20.0           16,400           8.9
                              ---------                      ---------
                              2,466,939                        704,260                8.42
                              =========                      =========

11. RELATED PARTY TRANSACTIONS

In March 1996, the Company entered into a two year consulting agreement with Benchmark Equity Group, Inc., a founding and former significant stockholder of the Company. Under the agreement, the Company was required to pay Benchmark $35,000 upon execution and a monthly fee of $7,000. The Company paid $56,000 for the fiscal year ended June 30, 1997 to Benchmark in connection with the agreement. During fiscal 1998, Benchmark ceased performing services under the agreement and, as a result thereof, the Company discontinued payment thereunder. On August 5, 1999, the Company paid Benchmark $54,000 in satisfaction of all unpaid fees for services Benchmark had rendered pursuant to its consulting agreement with the Company.

On March 17, 1998, the Company entered into a loan agreement with Omnicom, a shareholder of the Company, whereby the Company borrowed $500,000 payable January 31, 1998 together with interest at the rate of 8% per annum. The loan, together with interest of $42,789, was repaid in fiscal 1999. During fiscal 1998, the Company recorded revenues of $600,000 from Omnicom for certain consulting services. Such amounts were included in accounts receivable at June 30, 1998, and collected in August 1998.

12. RESTRUCTURING COSTS

As part of the Company's strategic focus on providing interactive marketing and business solutions, the Company in April 1998 formalized a decision to dispose of its traditional graphic design departments. The Company recorded a charge of $921,000 in order to reflect the anticipated costs to dispose of the graphic design departments. The charge recorded pursuant to EITF 94-3 included severance and other personnel-related costs of $500,000 and lease and other occupancy and facilities-related costs of $421,000.

Through June 30, 1998, the Company had paid approximately $614,000 of the restructuring costs, and at June 30, 1998 there remained accrued costs of approximately $307,000 remained relating principally to estimated costs for the termination of equipment and facility leases. The leases were settled and terminated in fiscal 1999, with the difference between the amount accrued at June 30, 1998 and the actual cost incurred in fiscal 1999 not being material.

13. PROPOSED MERGER WITH ANSWERTHINK

On June 24, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, AnswerThink Consulting Group, Inc. ("AnswerThink") and Darwin Acquisition Corp., a wholly-owned subsidiary of AnswerThink ("Sub") pursuant to which Sub will merge with and into the Company (the "Merger"). The Company will survive the Merger and become a wholly-owned subsidiary of AnswerThink. Under the terms of the Merger Agreement, all outstanding shares of the Company will be exchanged for shares of common stock, par value $.001 per share, of AnswerThink ("AnswerThink Common Stock") and all outstanding options to acquire shares of Common Stock will be assumed and converted into options to acquire shares of AnswerThink Common Stock, at a ratio of 0.70 shares of AnswerThink Common Stock to one share of Common Stock (the "Exchange Ratio"). In addition, the securities issued (and issuable) by the Company pursuant to the Securities Purchase Agreement with Capital Ventures International and Marshall Capital Management (See Note 9(f)) will be assumed by AnswerThink and converted based upon the Exchange Ratio. The Merger is subject to certain conditions, including shareholder approval of both companies. The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization.

Pursuant to the Merger Agreement, the Company has agreed to pay AnswerThink a termination fee of $6,000,000 in the event the Merger Agreement is terminated under certain circumstances, including the withdrawal of the recommendation of the Board of Directors of the Company, or the Board of Director's recommendation of a third party acquisition proposal. The Company has also agreed to pay a termination fee of $3,000,000 to AnswerThink under other termination circumstances such as the inability to obtain the requisite shareholder approval. Pursuant to the Merger Agreement, AnswerThink has agreed to pay the Company a termination fee of $3,000,000 for a material breach of the Merger Agreement that has not been properly cured.

In connection with the Merger Agreement, the Company granted AnswerThink an option to purchase up to 19.9% of shares of the Company's Common Stock (the "AnswerThink Option") outstanding on the date of exercise of the AnswerThink Option. The AnswerThink Option is exercisable following the execution or consummation of an alternative business combination involving the Company and the occurrence of certain further triggering events, none of which has occurred as of August 13, 1999. The per-share exercise price under the AnswerThink Option is eighteen dollars and fifty cents ($18.50).

As further inducement to AnswerThink to enter into the Merger Agreement, each director, Omnicom Group, Inc. and certain executive officers of the Company (who, in the aggregate, beneficially own approximately 22% of the Company's outstanding Common Stock) entered into voting agreements with AnswerThink pursuant to which they: (i) agreed to vote their shares of Common Stock in favor of the Merger Agreement and the Merger; and (ii) granted irrevocable proxies to AnswerThink to vote such shares in accordance with the voting agreements. As an inducement to the Company to enter into the Merger Agreement, each director and certain executive officers of AnswerThink (who, in aggregate, beneficially own approximately 39.76% of AnswerThink's outstanding Common Stock) entered into voting agreements with the Company pursuant to which they: (i) agreed to vote their shares of AnswerThink Common Stock in favor of the issuance of AnswerThink Common Stock pursuant to the Merger Agreement; and (ii) granted irrevocable proxies to the Company to vote such shares in accordance with the voting agreements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         During the fiscal year ended June 30, 1998 the Company changed its independent auditors from BDO Seidman, LLP to Ernst & Young, LLP as previously reported on Form 8-K/A filed with the Securities and Exchange Commission on May 27, 1998 (File No. 000-21775). There were no disagreements with any of the Company's independent accountants during the fiscal year ended June 30, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth, as of June 30, 1999, certain information with respect to the directors and executive officers of the Company:

         NAME              AGE      POSITION WITH THE COMPANY
        -----              ---      -------------------------

         Ronald Bloom      46       Chairman and Chief Executive Officer

         Melvin Epstein    53       Chief Financial Officer and Secretary
                                    (resigned August, 1999)

         Adam Curry        35       Chief Technology Officer and Director
                                    (terminated as of July 1, 1999)

         Larry Kopald      45       Chief Creative Officer and Director

         Joseph Nicholson  40       Chief Operating Officer

         James Carlisle    52       Executive Vice President
                                            (terminated as of July 1, 1999)

         Susan Goodman     44       Executive Vice President

         Richard Char      40       Director

         Barry Wagner      59       Director

         Scott Metcalf     48       Director

         Ken Orton         48       Director

         Dan Nicholas      41       Chief Financial Officer (commencing
                                    August 1999)

         RONALD BLOOM has been a Director since June 1996. He served as President and Chief Operating Officer of the Company from June 1996 until May 1998, when he was appointed Chairman of the Board and Chief Executive Officer. Previously, Mr. Bloom was Chief Operating Officer and General Manager of On Ramp, succeeding Scott Mednick, from 1995 to 1996. Prior to joining On Ramp, Mr. Bloom founded and served as President of MediaTime Advertising and Communications, Chicago, Illinois from 1979 to 1981; President of Prototype Computer Aided Design from 1980 to 1983; Vice President and Creative Director of Jeffrey Nemetz and Associates Advertising, Chicago, Illinois from 1983 to 1985; President of TMF Communications, Los Angeles, California from 1986 to 1989; President of Ron

Bloom Productions, a production company and consulting firm founded by Mr. Bloom, from 1989 to 1994.

         MELVIN EPSTEIN was the Chief Financial Officer of the Company from August 1996 until August 1999. From 1994 to August 1996, Mr. Epstein was Managing Director of TN Services, a unit of True North Communications, and an advertising agency. Prior to joining TN Services, Mr. Epstein was the Chief Financial Officer of Backer Spielvogel Bates, a subsidiary of Saatchi & Saatchi, P.L.C., from 1987 to 1994. Mr. Epstein holds a B.S. in Accounting from Queens College and is a Certified Public Accountant. Mr. Epstein's last day as Chief Financial Officer of the Company was August 20, 1999, and the Company has been advised that he has taken the position as Chief Financial Officer of another company.

         ADAM CURRY was a Director of the Company from June 1996 until July 1999 and the Chief Technology Officer of the Company from June 1996 until June 1999. Mr. Curry founded and was Chairman of the Board of Directors of On Ramp since 1994 and was its President from March 1996. Mr. Curry hosted and produced the nationally broadcast radio program "Count Down" from 1983 to 1987. From 1987 to 1992, Mr. Curry served as an On Air Personality for MTV Networks in New York. Mr. Curry's employment agreement with the Company expired pursuant to its terms on June 30,1999 and was not renewed. Subsequently, Mr. Curry resigned from the Board of Directors on July10, 1999.

         LARRY KOPALD has been a Director and the Chief Creative Officer of the Company since September 1997. Prior to joining the Company, Mr. Kopald was the Executive Creative Officer of Fathom, a division of Ketchum Communications, Inc., from 1995 to 1997. Prior to joining Fathom, Mr. Kopald was the Executive Creative Director/Executive Vice President of Foote, Cone & Belding from 1987 to 1994. In 1994, Mr. Kopald founded the Kopald Group, a consulting firm specializing in strategic and creative issues. Mr. Kopald holds a B.S. in Pre-Med. from Drake University and a Masters Degree in Journalism from Northwestern University.

         JOSEPH NICHOLSON has been Chief Operating Officer of the Company since October 1998. In 1985, Mr. Nicholson founded and was an officer of BBG , which was acquired by the Company in November 1997.

         SUSAN GOODMAN has been Executive Vice President of the Company since June 1996. Ms. Goodman founded the Goodman Group, one of the Subsidiaries, primarily engaged in the provision of strategic marketing and corporate and brand positioning services, in 1993 as a strategic marketing consultancy specializing in direct marketing and new media. Previously she was Director of Client Services at Chiat Day Direct Marketing from February 1992 through July 1992. Prior to that time, she spent 10 years in merchandising in the apparel industry with companies such as IZOD and Merona Sport (a division of Oxford Industries). Ms. Goodman serves on the Operating Committee of the Direct Marketing Association's Business to Business Council. Ms. Goodman has a B.A. in History from Tufts University and received her M.B.A. in Marketing, Finance and Strategic Planning from Northwestern University's Kellogg School of Management.

         JAMES CARLISLE was an Executive Vice President of the Company from June 1996 through June 1999. In 1978, Mr. Carlisle founded NetCube Corporation, which was acquired by the Company in June 1996 and was primarily engaged in the provision of database and information management and utilization services. Mr. Carlisle's employment agreement with the Company expired pursuant to its terms on June 30, 1999 and was not renewed.

         RICHARD CHAR has been a Director of the Company since August 1997. Mr. Char has been Managing Director, Head of Global Execution--Technology Group at CS First Boston since April 1999. Prior to joining CS First Boston Mr. Char was a Managing Director and Head of Technology Investment Banking at Cowen & Company from May 1997 until March 1999. In July 1998, Cowen & Company merged with Societe Generale and became SG Cowen Securities Corporation ("SG Cowen"). Prior to joining SG Cowen, Mr. Char was an attorney with Wilson Sonsini Goodrich & Rosati for thirteen years. Mr. Char holds an A.B. from Harvard University and J.D. from Stanford University.

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

         SCOTT METCALF has been a Director of the Company since November 1998 and an independent consultant since June 1998. From January 1997 to June 1998, he was Chairman and Chief executive Officer of Digitivity, Inc., which was acquired by Citrix, Inc. From 1991 to 1996, Mr. Metcalf was the President of Hal Computer Systems, which was acquired by Fujitsu Ltd. Previously, Mr. Metcalf was the President and Chief Executive Officer of Dynabook, Inc. and held a number of senior executive positions at Sun Microsystems, Inc.

         KEN ORTON has been a Director of the Company since March 1999. Mr. Orton has been the Chief Strategist, e-business of Cognitiative since March 1999. He was President and Chief Executive officer of Preview Travel, Inc. from June 1997 to February 1999. Mr. Orton is also on the board of directors of Onsale.com, Autobytel.com, and Virtualvineyard.com.

         DAN NICHOLAS served as a consultant to the Company from December 1998 until August 1999. As a consultant for the Company, Mr. Nichols provided investor relations and public relations, advice and services. On August 27,1999, Mr. Nicholas was appointed to act as Chief Financial Officer to succeed Mr. Epstein. Prior to joining the Company, Mr. Nicholas was a Senior Managing Director and Director of Research at Gaines Berlind Inc. from November 1997 to November 1998. From November 1996 to November 1997, Mr. Nicholas was a Managing Director at Dominick & Dominick, Inc. From 1988 to November 1996, Mr. Nicholas was a partner at W.H. Reaves & Company.

         All officers of the Company are elected to serve in such capacities until the next annual meeting of the Board of Directors of the Company and until their successors are duly elected and qualified.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the

Commission. Officers, directors and greater-than-ten-percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely upon a review of Forms 3, Forms 4 and Forms 5 furnished to the Company pursuant to Rule 16a-3 under the Securities Exchange Act, it is the Company's belief that, other than as set forth below, any such forms required to be filed pursuant to Section 16(a) of the Securities Exchange Act were filed, as necessary, by the officers, directors and security holders required to file the same.

         A Form 4 covering the sale of 42,600 shares of Common Stock in March 1999 was not filed timely by Larry Kopald, an executive officer and director of the Company. The transaction was reported on Form 4 on April 14, 1999. Forms 4 covering the grant of 20,000 shares of Common Stock to each of Scott Metcalf and Ken Orton, directors of the Company appointed in November 1998 and March 1999, respectively were not filed timely.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation awarded to, earned by, or paid for services rendered to the Company during the last three fiscal years by each person who served as the Company's chief executive officer during the Company's fiscal year ended June 30, 1999 and the four other most highly compensated executive officers of the Company whose salary and bonus for fiscal 1999 was in excess of $100,000 (the "Named Executive Officers").

 NAME AND                YEAR     SALARY     BONUS     OTHER ANNUAL   RESTRICTED          SECURITIES    LTIP          ALL OTHER
PRINCIPAL POSITION                  ($)       ($)      COMPENSATION     STOCK             UNDERLYING                COMPENSATION ($)
                                                            ($)        AWARDS($)           OPTIONS
                                                                                           SARS(#)
------------------------------------------------------------------------------------------------------------------------------------
Ronald E. Bloom(1)       1999    273,000                                                        0(2)                   4,800(9)
Chairman of the          1998    192,375     67,125                                        80,000(3)                     764(9)
Board and Chief          1997    125,000     69,696                                        20,000(4)                     237(9)
Executive Officer

Adam C. Curry(5)         1999    273,000                                                        0(2)                   4,800(9)
Chief Technology         1998    192,375     67,125                                        80,000(3)                   3,676(9)
Officer                  1997    125,000     81,480                                        20,000(4)

Melvin Epstein(6)        1999    215,000     25,000                                             0                      4,800(9)
Chief Financial          1998    180,000                                                   25,000(3)                   2,521(9)
Officer                  1997    156,923                                                  133,333(4)

Susan Goodman(7)         1999    240,000     91,460                                             0                      4,800(9)
Executive Vice           1998    203,330                                                   25,000(3)                    5162(9)
President                1997    195,000     46,825                                        36,667(4)

Larry Kopald(8)          1999    350,000   200,000(10)                                          0(2)                   4,800(9)
Chief Creative           1998    304,166   150,000(10)                                          0
Officer                  1997    25,000                                                   250,000(4)


(1) Mr. Bloom commenced his employment with the Company in June 1996, was appointed Chairman in July 1996 and was appointed Chief Executive Officer on May 24, 1998 upon the resignation of Scott A. Mednick.

(2) Does not include 20,000 shares of Common Stock issuable upon the exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(3) Represents shares of Common Stock issuable upon exercise of options granted to the noted officers pursuant to the 1997 Stock Option Plan at an exercise price of $8.88 per share for each individual, other than Mr. Bloom, who owned in excess of 10% of the outstanding Common Stock on the date of grant and whose options, therefore, have an exercise price of 9.77 per share.

(4) Represents shares of Common Stock issuable upon exercise of options granted to the noted officers pursuant to the 1997 Stock Option Plan at an exercise price of $4.05 per share for each individual, other than (a) Mr. Bloom, who owned in excess of 10% of the outstanding Common Stock on the date of grant and whose options, therefore have an exercise price of $4.46 per share; and (b) Mr. Kopald, whose options, therefore, have an exercise price of $3.69 per share.

(5) Mr. Curry commenced his employment with the Company and was appointed Chief Technology Officer in June 1996. Mr. Curry's employment contract with the Company expired pursuant to its terms on June 30, 1999, and was not renewed by the Company.

(6) Mr. Epstein commenced his employment with the Company in August 1996 and served his last day as Chief Financial Officer on August 20,1999. Mr. Epstein was replaced by Dan Nicholas. See Item 9. "Directors, Executive Officers, Promoter and Control Persons; Compliance with Section 16(a) of the Exchange Act."

(7) Ms. Goodman commenced her employment with the Company in June 1996.

(8) Mr. Kopald commenced his employment with the Company effective as of May 31, 1997. Consequently, prior to the end of the fiscal 1997, Mr. Kopald received approximately $25,000 of the salary noted above.

(9) Represents contributions to the Company's 401(k) plan on behalf of the named individual.

(10) Represents a bonus earned pursuant to Mr. Kopald's employment agreement. See "Employment and Related Agreements".

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (1999)

         No stock options were granted to the Named Executive Officers during the year. No stock appreciation rights ("SARs") have been granted by the Company.

AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR; FISCAL YEAR-END OPTION/SAR VALUES

         Set forth below is the number of options exercised by the Named Executive Officers during the fiscal year ended June 30, 1999 and the number and value of exercisable and unexercisable options as of June 30, 1999. No SARs have been granted by the Company.


                                                  NUMBER OF SECURITIES UNDERLYING         VALUED UNEXERCISED IN-THE-
                                                   UNEXERCISED OPTIONS/SAR'S AT           MONEY OPTIONS/SAR'S AT FY-
        NAME            SHARES         VALUE                FY-END (#)                               END($)(1)
        ----           ACQUIRED       REALIZED    --------------------------------       -----------------------------
                          ON            ($)        EXERCISABLE       UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
                      EXERCISED(#)   ------------  -----------       -------------       -----------    -------------
                      -----------
Ronald Bloom                 0             0          60,000           40,000                476,950       241,700
Adam Curry                   0             0          60,000           40,000                512,550       277,300
Melvin Epstein               0             0         139,583           18,750              1,611,658       129,984
Susan Goodman            9,167        93,412           6,250           37,084                 43,328       345,638
Larry Kopald            42,600       437,500         144,900           62,500              1,756,550       757,656

EMPLOYMENT AND RELATED AGREEMENTS

         In June 1996, the Company entered into employment agreements with Scott Mednick, Ronald Bloom, Adam Curry, Susan Goodman, James Grannan and James Carlisle. Each of the Company's agreements with Messrs. Mednick, Curry and Bloom provided for an initial term of three years, subject

--------

(1) The calculations of the value of unexercised options are based on the difference between the closing sales price of the $15.8125 as quoted by Nasdaq, of the Common Stock on June 30, 1999 and the exercise price of each option multiplied by the number of shares of Common Stock covered by such option.

to automatic extension for a period of two years in the absence of notice to the contrary at the option of the Company.

         In connection with Mr. Mednick's resignation as Chairman and Chief Executive Officer of the Company in May 1998, the Company entered into a settlement agreement with Mr. Mednick in May 1998, as amended in July 1998, thereby terminating Mr. Mednick's employment agreement. Under the terms of the settlement agreement, as amended, the Company agreed to accelerate the exercise dates of the options to acquire up to 60,000 shares of Common Stock granted to and owned by Mr. Mednick in exchange for Mr. Mednick's agreement to be bound by the non-compete and confidentiality provisions of such agreement. Although the original terms of the settlement agreement provided for payment to Mr. Mednick of $936,130 over a 24 month period, payment of such amount was eliminated by amendment to the agreement. Acceleration of Mr. Mednick's options resulted in recognition of a charge of $1,400,000 for the difference between the exercise price of the options and the market value of the underlying shares of Common Stock on the date of settlement. See Note 9 to the Consolidated Financial Statements of the Company and "Certain Relationships and Related Transactions."

         Pursuant to the terms of their respective employment agreements, as amended, each of Messrs. Bloom and Curry were entitled to receive an annual salary of $260,000 and bonuses as determined by the Board of Directors. In a letter agreement dated May 24, 1999, the Company agreed to extend the term of Mr. Bloom's employment with the Company for a period of one-year commencing July 1, 1999, at an increased annual salary of $350,000. Mr. Curry's employment with the Company terminated when the term of his employment agreement expired unrenewed on June 30, 1999.

         The employment agreement with Ms. Goodman provided for an initial term of three years and entitled Ms. Goodman to receive an annual salary of $215,000 and bonuses as determined by the Board of Directors. In a letter agreement dated May 24, 1999, the Company agreed to extend the term of Ms. Goodman's employment with the Company for a period of one-year commencing July 1, 1999 at an increased annual salary of $350,000.

         The employment agreement with Mr. Grannan provided for an initial term of one year, with the option to renew for successive one-year periods. Mr. Grannan's employment agreement was renewed on June 30, 1997 and June 30, 1998. Under the terms of the agreement, as amended, Mr. Grannan was entitled to receive an annual salary of $125,000 and bonuses as determined by the Board of Directors. Mr. Grannan's left the Company in January 1999 prior to the expiration of the term of his employment agreement.

         The employment agreement with Dr. Carlisle provided for an initial term of three years, with the option to renew for a two-year period. Under the terms of the agreement, as amended, Dr. Carlisle was entitled to receive an annual salary of $195,000 and bonuses as determined by the Board of Directors. Dr. Carlisle's employment agreement expired unrenewed on June 30, 1999.

         In August 1996, the Company entered into an employment letter with Melvin Epstein. Pursuant to the terms of such letter, Mr. Epstein was entitled to receive an annual salary of $180,000, subject to annual review and evaluation. The contract provided for termination by either party upon prior notice. Mr.Epstein's employment as Chief Financial Officer of the Company ended on August 20,1999.

         In May 1997, in connection with the Fathom Acquisition, the Company reached an agreement with Larry Kopald, pursuant to which Mr. Kopald is entitled to receive an annual salary of $300,000 the first year of his employment and $350,000 the second year of his employment. Mr. Kopald: (i) earned a bonus of $150,000 in the first year of his employment based upon a significant client's agreement to enter into an advertising services agreement with the Company; and
(ii) received options exercisable to purchase up to 250,000 shares of Common Stock in equal increments over a period of four years at an exercise price of $3.69 per share, the market price of the Common Stock on the date of grant. In addition, in the second year of his employment, Mr. Kopald earned a bonus of $200,000 based on the profits on billings on the account of a significant client in excess of $20 million dollars. In a letter agreement dated May 24, 1999 the Company agreed to extend the term of Mr. Kopald's employment with the Company for a period of one-year commencing June 1, 1999.

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

CONSULTING AND OTHER ARRANGEMENTS

         In March 1996, the Company entered into a consulting agreement with Benchmark Equity Group, Inc. ("Benchmark") pursuant to which the Company paid Benchmark $35,000 upon execution and agreed to pay Benchmark $7,000 per month in consulting fees. Frank DeLape, formerly a principal stockholder and director of the Company, is a principal and director of Benchmark. The consulting agreement expired by its terms on March 28, 1998. Benchmark ceased providing services to the Company prior thereto, at which time the Company discontinued payment to Benchmark. Subsequently, in August 1999 Benchmark and the Company reached an agreement pursuant to which the Company paid amounts previously owed to Benchmark for services provided prior to termination of Benchmark's services under the agreement. See Note 11 to the Consolidated Financial Statements of the Company.

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

         Pursuant to an agreement to terminate the consulting agreement, the Company agreed to pay the consultant finder's fees upon consummation of transactions with companies introduced to the Company by the consultant. Such fees are to be negotiated on a case-by-case basis. To date, the Company has paid $1,520,000 in fees pursuant to this agreement.

         In December 1998, the Company entered into an oral consulting agreement with Dan Nicholas to provide investor relations and public relations advice and services for a fee of $20,000 per month. Fees of approximately $140,000 were paid to Mr. Nicholas in fiscal 1999. The consulting agreement between the Company and Mr. Nicholas was terminated in August 1999 upon Mr. Nicholas' appointment as the Company's Chief Financial Officer.

DIRECTOR COMPENSATION

         Employee directors of the Company receive no cash compensation for acting as directors or attending meetings of the Board. Nonemployee directors receive $1,000 per year for each year such director serves on the Board and $2,500 per meeting attended. All directors are entitled to reimbursement of reasonable expenses related to attending meetings of the directors.

         In addition, on June 30 of each year each director is entitled to receive an option to purchase an aggregate of up to 20,000 shares of Common Stock. The exercise price of each such option is the last transaction price of the Common Stock as quoted on Nasdaq on the date of grant or on the day immediately preceding the date of grant. The options are generally exercisable one year after the date of grant, and are exercisable over a four-year period and expire five years from the date of grant. Notwithstanding the Company's general practice of annually granting options to directors, based on agreements between the Company and each director, no options were granted to any director for fiscal 1998. In fiscal 1999, the Company granted options for the purchase of 20,000 shares of Common Stock to each of Scott Metcalf and Ken Orton, directors of the Company appointed in November 1998 and March 1999, respectfully. In addition, all directors are eligible to receive options under the 1997 Plan (as defined below).

STOCK OPTION PLANS

         In June 1996, the stockholders of the Company authorized the Company's implementation of stock option plans to compensate management and other employees. In July 1996, the Board of Directors adopted and the stockholders of the Company ratified the THINK New Ideas, Inc. 1996 Stock Option Plan (the "1996 Plan"). Subsequently, in February 1997, by resolution of the Board, the 1996 Plan was terminated and the participants therein were granted options (identical to those held in the 1996 Plan) in the THINK New Ideas, Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), which was adopted by resolution of the Board in September 1997 and ratified by the stockholders of the Company in December 1997.

         The 1997 Plan provides for the grant of options that qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended ("Code"), to officers and employees of the Company (and its Subsidiaries) and options that do not so qualify ("Non-Qualified Options") to officers, directors, employees and consultants of the Company (and its Subsidiaries). Pursuant to the terms of the 1997 Plan, the Company may grant options exercisable to purchase up to 2,000,000 shares of Common Stock. As of June 30, 1999, the Company had granted options to purchase up to 1,304,182 shares of Common Stock, which options had an aggregate market value, based on the closing sales price of the Common Stock underlying such options as quoted by Nasdaq on such date, of $20,622,378. Such options become exercisable one year after the date of grant and are exercisable over a four-year period in equal annual increments. Options to purchase an aggregate of 565,389 shares of Common Stock are currently exercisable. The exercise prices of the options granted to date range from $3.69 to $20.00.

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

         In May 1998, the Board adopted the THINK New Ideas, Inc. 1998 New Employee Stock Option Plan which was later amended and called the THINK New Ideas Amended and Restated 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan was approved and ratified by the Stockholders at the Company's annual meeting held January 7, 1999. The 1998 Plan provides for the grant of options that qualify as incentive stock options ("Incentive Options") under the Code and options that do not so qualify ("Non-Qualified Options") to officers, directors, existing employees and consultants of the Company. Pursuant to the terms of the 1998 Plan, the Company may grant options exercisable to purchase up to 1,500,000 shares of Common Stock. As of June 30, 1999, the Company had granted options to purchase up to 1,022,757 shares of Common Stock, which options had an aggregate market value, based on the closing sales price of the Common Stock underlying such options as quoted by Nasdaq on such date, of $16,172,345. Such options become exercisable one year after the date of grant and are exercisable over a four-year period in equal annual increments. Options to purchase an aggregate of $98,871 shares of Common Stock are currently exercisable. The exercise prices of the options granted to date range from $6.38 to $18.69.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of June 30, 1999 with respect to the beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors; (ii) each of the Named Executive Officers;
(iii) each person or entity who is known to the Company to beneficially own 5% or more of the outstanding Common Stock; and (iv) all directors and executive officers of the Company as a group.

      NAME AND ADDRESS OF BENEFICIAL OWNER               NUMBER OF SHARES         PERCENTAGE OF OUTSTANDING
                                                        BENEFICIALLY OWNED         SHARES BENEFICIALLY OWNED
     -------------------------------------              ------------------        --------------------------
Ronald Bloom                                                 486,433(1)                       4.82%
 45 West 36th Street
 New York, New York 10018
Adam Curry                                                    97,890(2)                           *
 45 West 36th Street
 New York, New York 10018
James Carlisle                                               228,515(3)                       1.93%
 45 West 36th Street
 New York, New York 10018
Susan Goodman                                                 65,039(4)                           *
 45 West 36th Street
 New York, New York 10018
Melvin Epstein                                               159,333(5)                       1.56%
 45 West 36th Street
 New York, New York 10018
Joseph Nicholson                                             136,951(6)                       1.36%
 45 West 36th Street
 New York, New York 10018
Larry Kopald                                                 144,900(7)                       1.43%
 45 West 36th Street
 New York, New York 10018

--------------
(1) Includes 60,000 shares of Common Stock issuable upon exercise of options that are presently exercisable within 60 days of June 30, 1999. ("Presently Exercisable"). Also included are 5,000 shares owned by the Ronald Bloom charitable Foundation. Does not include 40,000 shares of Common Stock issuable upon exercise of options that are not Presently Exercisable. Does not include 20,000 shares of Common Stock issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(2) Includes 60,000 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 20,000 shares of Common Stock, issuable upon exercise of options for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(3) Includes 33,333 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable.

(4) Includes 6,250 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 37,084 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable.

(5) Includes 139,583 shares of Common Stock issuable upon exercise of options that are Presently Exercisable. Does not include 18,750 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable.

(6) Includes 25,000 shares of Common Stock issuable upon exercise of options that are Presently Exercisable. Does not include 75,000 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable, which such shares will immediately vest upon a change of control.

(7) Includes 144,900 shares of Common Stock issuable upon exercise of options that are Presently Exercisable. Does not include 62,500 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable. Does not include 20,000 shares of Common Stock issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

      NAME AND ADDRESS OF BENEFICIAL OWNER               NUMBER OF SHARES         PERCENTAGE OF OUTSTANDING
                                                        BENEFICIALLY OWNED         SHARES BENEFICIALLY OWNED
     -------------------------------------              ------------------        --------------------------


Omnicom Group                                              1,183,333                         11.71%
437 Madison Avenue
New York, New York 10022
Barry Wagner                                                  20,000(8)                           *
 437 Madison Avenue
 New York, New York 10022
Scott Metcalf                                                      0(9)                           *
 45 West 36th Street
 New York, New York 10018
Richard Char                                                  20,000(10)                          *
 45 West 36th Street
 New York, New York 10018
Ken Orton                                                          0(11)                          *
 45 West 36th Street
 New York, New York 10018
Heights Capital Management                                   840,989(12)                      8.33%
 425 California Avenue, Suite 1100
 San Francisco, California 94104
Marshall Capital Management, Inc.                            840,989(12)                      8.33%
 227 Monroe Street, 42 floor
 Chicago, Illinois 60606
All Directors and Executive Officers as                    1,359,061                         13.45%
 a Group (11 persons)

* denotes less than one percent.

-------------
(8) Includes 20,000 shares of Common Stock issuable upon exercise of options that are Presently Exercisable. Does not include 20,000 shares of Common Stock issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(9) Does not include 20,000 shares of Common Stock, issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(10) Does not include 20,000 shares of Common Stock, issuable upon exercise of options that are not Presently Exercisable. Does not include 20,000 shares of Common Stock issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(11) Does not include 20,000 shares of Common Stock, issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.

(12) Includes   405,418  shares of Common  Stock  issuable  upon the exercise of warrants that are Presently Excercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During the fiscal year ended June 30, 1998, Ronald Bloom received advances for expenses of $68,340, for which approximately $18,000 had been offset by expense reports as of June 30, 1998. As of the date hereof, approximately $15,000 remains outstanding. To the extent the same remains outstanding, Mr. Bloom is responsible to reimburse the Company.

         In November 1996, in connection with the Initial Public Offering, certain stockholders placed an aggregate of 825,000 shares into the IPO Escrow pursuant to an escrow agreement (the "Escrow Agreement") between such holders and Continental Stock Transfer & Trust Company, as escrow agent. Pursuant to the Escrow Agreement, the Escrow Shares were not transferable or assignable, but could be voted by the holder thereof. During the fourth quarter of fiscal 1998, one of the Targets (a closing price of $20 per share of Common Stock for forty consecutive business day from November 1996 to November 1999 as quoted by Nasdaq) was achieved and the Escrow Shares were released. Upon release of the IPO Escrow, the stockholders received their Escrow Shares as follows: Benchmark
- 204,645 shares; Christopher Efird - 27,906 shares; Scott Mednick - 188,043 shares; Ronald Bloom - 261,256 shares; Adam Curry - 59,774 shares; Susan Goodman
- 14,801 shares; David Hieb - 10,360 shares; and James Carlisle - 58,215 shares. See Note 9 to the Consolidated Financial Statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         On April 24, 1998, the Company established a line of credit with the Bank of New York ("BONY"), pursuant to which BONY agreed to make available to the Company $5,000,000 through April 28, 1999. On April 21, 1999 BONY agreed to extend the availability of the line of credit through July 31, 1999. Amounts outstanding from time to time under the line of credit accrue interest at a floating rate based on the prime lending rate of the bank and are due and payable (together with interest) on demand. The line of credit is evidenced by a promissory note and is secured by the assets of the Mednick Group and On Ramp. In addition, amounts outstanding under the line of credit have been guaranteed by each of the Mednick Group and On Ramp. As of September 9, 1999, the Company had borrowed $1,164,000 under the line of credit with BONY and had $3,836,000 available for borrowing. Since July 31, 1999 the Company has been in discussions with BONY concerning the renewal of the line of credit. BONY has indicated that it desires to await the completion of the stockholder vote on the proposed Merger with AnswerThink before finalizing any renewal. However, in the interim BONY has verbally agreed to allow the Company to continue to borrow under the terms of the April 1998 agreement pending the vote on the proposed Merger. See
Note 6 to the Consolidated Financial Statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         In December 1998, the Company entered into an oral agreement with Dan Nicholas to provide investor relations and public relations advice and services for a fee of $20,000 per month. Fees of approximately $140,000 were paid to Mr. Nicholas in fiscal 1999. The consulting agreement between the Company and Mr. Nicholas was terminated in August 1999 upon Mr. Nicholas' appointment as the Company's Chief Financial Officer.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit

Number   Title of Exhibit

2.1 Asset Purchase and Forbearance Agreement, dated May 31, 1997, by and between THINK New Ideas, Inc. and Ketchum Communications, Inc.

2.2 Agreement and Plan of Merger dated June 27, 1998 between THINK New Ideas, Inc., UbiCube Group, Inc., Ubicube Acquisition Corp. and the Stockholders of UbiCube Group, Inc., filed with the Securities and Exchange Commission on September 11, 1998 as an exhibit to the Company's Form 8-K/A (File No. 000-21775) and incorporated herein by reference.

2.3 Agreement and Plan of Merger dated June 2, 1998 between THINK New Ideas, Inc., Interweb, Inc. and the Stockholders of Interweb, Inc., filed with the Securities and Exchange Commission on August 14,1998 as an exhibit to the Company's Form 8-K/A (File No. 000-21775) and incorporated herein by reference.

2.4 Agreement and Plan of Merger dated April 1, 1998 between THINK New Ideas, Inc., Herring/Newman, Inc., Phil Herring, and Daniel Gross, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

2.5 Agreement and Plan of Merger dated November 11, 1997 between THINK New Ideas, Inc., BBG New Media, Inc., Daniel McCartney, and Joseph Nicholson, filed with the Securities and Exchange Commission on January 16, 1998 as an exhibit to the Company's Form 8-K/A (File No. 000-21775) and incorporated herein by reference.

2.6 Agreement and Plan of Merger by and among THINK New Ideas, Inc., On Ramp, Inc. and Adam Curry, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

2.7 Agreement and Plan of Merger by and among THINK New Ideas, Inc., NetCube Corporation and James Carlisle, Ph.D., filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

2.8 Agreement and Plan of Merger by and among THINK New Ideas, Inc., Creative Resources, Inc. and James Grannan, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

2.9 Agreement and Plan of Merger by and among THINK New Ideas, Inc., The S.D. Goodman Group, Inc. and Susan Goodman, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

2.10 Agreement and Plan of Merger by and among THINK New Ideas, Inc., Internet One, Inc. and David and Dana Hieb, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

2.11 Agreement and Plan of Merger by and among THINK New Ideas, Inc., Scott Mednick & Associates, Inc. and Scott Mednick, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

2.12 Asset Purchase Agreement by and among THINK New Ideas, Inc., Envision Group, James Hartley and Paul Ashcraft, filed with the Securities and Exchange Commission on March 29, 1999 as an exhibit to the Company's Current Report on Form8-K (File No.000-21775) and incorporated herein by reference.

2.13 Merger Agreement by and among AnswerThink Consulting Group, Inc., THINK New Ideas, Inc. and Darwin Acquisition Corp., filed with the Securities and Exchange Commission on June 30, 1999 as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21775) and incorporated herein by reference.

3.1 Articles of Incorporation of THINK New Ideas, Inc. (Delaware) (Registrant), filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

3.2 Bylaws of THINK New Ideas, Inc., filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

4.1       Specimen  Common  Stock  Certificate,  filed with the  Securities  and
          Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

4.2 Form of Warrant Agreement among the Company, Commonwealth Associates and Continental Stock Transfer and Trust Company, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

4.3 THINK New Ideas, Inc. 1996 Stock Option Plan, filed with the Securities and Exchange Commission on September 26, 1996 as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795) and incorporated herein by reference.

4.4 Amended and Restated THINK New Ideas, Inc. 1997 Stock Option Plan, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

4.5*      Amended and Restated  THINK New Ideas,  Inc.  1998 Stock Option Plan.

4.6 Securities Purchase Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. filed with the Securities and Exchange Commission as an exhibit to the Company's Current report on Form 8-K (File No. 000-21775) and incorporated herein by reference.

4.7 Registration Rights Agreement by and among THINK New Ideas, Inc., Capital Ventures International and Marshall Capital Management, Inc. filed with the Securities and Exchange Commission as an exhibit to the Company's Current report on Form 8-K on March 12,1999 (File No. 000-21775) and incorporated herein by reference.

10.1 Employment Agreement between THINK New Ideas, Inc. and Scott Mednick, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.2 Employment Agreement between THINK New Ideas, Inc. and Ron Bloom, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.2(a) Amendment to Ron Bloom Employment Agreement dated October 28, 1996, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.2(b) Amendment to Ron Bloom Employment Agreement dated October 23, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-21775) for the quarter ended March 31, 1998 and incorporated herein by reference.

10.3 Employment Agreement between THINK New Ideas, Inc. and Adam Curry, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.3(a) Amendment to Adam Curry Employment Agreement dated October 28, 1996, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No.333-12795), dated September 26, 1996 and incorporated herein by reference.

10.3(b) Amendment to Adam Curry Employment Agreement dated October 23, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No.000-21775) for the quarter ended March 31, 1998 and incorporated herein by reference.

10.4 Employment Agreement between THINK New Ideas, Inc. and Susan Goodman, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No.333-12795), dated September 26, 1996 and incorporated herein by reference.

10.4(a) Amendment to Susan Goodman Employment Agreement dated October 23, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-21775) for the quarter ended March 31, 1998.

10.5 Employment Agreement between THINK New Ideas, Inc. and James Carlisle, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.5(a) Amendment to James Carlisle Employment Agreement dated October 28, 1996, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.5(b) Amendment to James Carlisle Employment Agreement dated March 18, 1998, filed with the Securities and Exchange Commission as an exhibit for the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.6 Employment Agreement between THINK New Ideas, Inc. and James Grannan, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.6(a) Letter Amendment to Employment Agreement of James Grannan dated July 30, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1997 and incorporated herein by reference.

10.7 Employment Agreement between THINK New Ideas, Inc. and Melvin Epstein, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-12795), dated September 26, 1996 and incorporated herein by reference.

10.8(a) Employment Letter between THINK New Ideas, Inc. and Larry Kopald, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on

          Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1997 and incorporated herein by reference.

10.8(b) Employment Agreement between THINK New Ideas, Inc. and Larry Kopald, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB/A (File No. 000-21775) for the fiscal year ended June 30, 1997 and incorporated herein by reference.

10.9 Consulting Agreement, dated June 30, 1997, between THINK New Ideas, Inc. and Jason H. Pollak, filed with the Securities and Exchange Commission as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-31511) filed with the Commission on July 17, 1997 and incorporated herein by reference.

10.10 Termination Agreement between THINK New Ideas, Inc. and David Hieb, dated May 20, 1997, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1997 and incorporated herein by reference.

10.11 Settlement Agreement, dated as of May 15, 1998, by and between the Company and Scott Mednick, filed with the Securities and Exchange Commission as an exhibit for the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.12 Settlement Agreement, dated as of July 28, 1998, by and between the Company and Scott Mednick, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.13 Letter Agreement between the Company and Scott Mednick dated May 15, 1998, filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-QSB (File No. 000-21775) for the quarter ended March 31, 1998 and incorporated herein by reference.

10.14(a) Loan Agreement by and between Omnicom Finance Inc. and THINK New Ideas, Inc., dated March 17, 1998, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.14(b) Promissory Note in favor of Omnicom Finance Inc, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.15(a) Letter Agreement by and between the Bank of New York and THINK New Ideas, Inc., dated April 24, 1998, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.15(b) Promissory  Note  in  favor  of the Bank of New  York,  filed  with the
         Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.16 Form of General Guarantee to Bank of New York Loan Agreement provided by On Ramp, Inc. and Scott A. Mednick & Associates, Inc, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.17 Form of Security Agreement to Bank of New York Loan Agreement provided by On Ramp, Inc., Scott A. Mednick & Associates, Inc. and THINK New Ideas, Inc, filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB (File No.
         000-21775) for the fiscal year ended June 30, 1998 and incorporated herein by reference.

10.18* Employment Agreement, dated October 31,1997 between THINK New Ideas, Inc. and Joseph Nicholson.

10.19* Letter Amendment to the Employment Agreement of Ronald Bloom dated May 24, 1999.

10.20* Letter Amendment to the Employment Agreement of Susan Goodman dated May 24, 1999.

10.21* Letter Amendement to the Employment Agreement of Larry Kopald dated May 24, 1999.

10.22* Letter Agreement by and between Bank of New York and THINK New Ideas, Inc. dated April 21, 1999.

13.1     Quarterly  Report on Form  10-QSB for quarter  ended   March 31,  1999,
         filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference.

16.1 Letter Certifying Change of Accountants, filed with the Securities and Exchange Commission as an exhibit to the Company's Current Report on Form 8-K (File No. 000-21775), filed on February 27, 1998 and incorporated herein by reference.

27*      Financial Data Schedule.

* Denotes documents filed herewith. Other documents are incorporated herein by reference as noted above.

(B)         REPORTS ON FORM 8-K

         On June 30, 1999 the Company filed a Current Report on Form 8-K to report the merger with AnswerThink Consulting Group, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              THINK NEW IDEAS, INC.

Dated: September 14, 1999                      By: /s/ Ronald E. Bloom
                                                   ------------------------
                                                   Ronald E. Bloom, Chairman
                                                   and Chief Executive Officer

         In Accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                            DATE
---------                          -----                            ----
/s/ Ronald E. Bloom     Chief Executive Officer,             September 14, 1999
-----------------       Chairman of the Board and Director
Ronald E. Bloom


/s/ Dan Nicholas        Chief Financial Officer              September 14, 1999
-----------------
Dan Nicholas


/s/ Barry Wagner        Director                             September 14, 1999
-----------------
Barry Wagner


/s/ Richard Char        Director                             September 14, 1999
-----------------
Richard Char


/s/ Scott Metcalf       Director                             September 14, 1999
-----------------
Scott Metcalf


/s/ Ken Orton           Director                             September 14, 1999
-------------
Ken Orton


/s/ Larry Kopald        Chief Creative Officer and Director  September 14, 1999
----------------
Larry Kopald

                                       64