Form 10KSB/A
period 1999-06-30
THINK NEW IDEAS INC
filed 1999-09-22
CIK 1014462

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

Transitional Small Business Disclosure Format:       Yes        No x

                              INDEX TO FORM 10-KSB/A
                                       OF
                              THINK NEW IDEAS, INC.



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

              PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 1, 1999
                                      (UNAUDITED)


                                                             HISTORICAL         HISTORICAL          PRO FORMA
                                                             ANSWERTHINK     THINK NEW IDEAS (1)    ADJUSTMENTS         PRO FORMA
                                                             -----------     -------------------    -----------         ---------
Net revenues                                                $118,155,676      $ 49,361,578          $        --       $167,517,254
Costs and expenses:
   Project personnel and expense                              71,889,880        29,610,935                   --        101,500,815
   Selling, general and administrative                        38,515,933        21,646,136                   --         60,162,069
   Stock compensation expense                                 40,843,400        23,043,450                   --         63,886,850
   Restructuring costs                                                --           920,610                   --            920,610
   Purchased research and development expense                         --         5,200,000                   --          5,200,000
                                                            ------------      ------------          -----------       --------------
       Total costs and operating expenses                    151,249,213        80,421,131                   --        231,670,344
                                                            ------------      ------------          -----------       -------------
   Loss from operations                                      (33,093,537)      (31,059,553)                  --        (64,153,090)
Other income (expenses):
   Litigation settlement                                       2,500,000                --                   --          2,500,000
   Interest income                                               679,018           278,745                   --            957,763
   Interest expense                                           (1,418,021)         (170,575)                  --         (1,588,596)
                                                            ------------      ------------          -----------       -------------
Loss before income taxes                                     (31,332,540)      (30,951,383)                  --        (62,283,923)
Income taxes                                                     324,820           255,549                   --         (1,219,631)
                                                            ------------      ------------          -----------       -------------
Net loss                                                    $(31,657,360)     $(31,206,932)          (1,800,000)(2)   $(61,064,292)
                                                            ============      ============         ============        ============
Basic and diluted net loss per common share                 $      (1.62)     $      (4.17)        $  1,800,000       $      (2.46)
                                                            ============      ============         ============       =============
Weighted average common shares outstanding                    19,602,520         7,488,538                              24,844,497
                                                            ============      ============                            =============

(1) Pro forma operating results for the year ended January 1, 1999 include the operating results of Think New Ideas for the 12-month period ended December 31, 1998.

(2) To reduce Think New Ideas' valuation allowance on its net deferred tax asset due to the assumed utilization of its net operating loss carryforwards after the proposed merger with AnswerThink.

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

                   PRO FORMA COMBINED CONDENSED BALANCE SHEET
                                  JULY 2, 1999
                                   (UNAUDITED)


                                                                  HISTORICAL      HISTORICAL       PRO FORMA
                                                                  ANSWERTHINK   THINK NEW IDEAS    ADJUSTMENTS       PRO FORMA
                                                                  -----------   ---------------    -----------       ---------
ASSETS
Current assets:
   Cash and cash equivalents                                     $ 12,034,567     $ 7,791,363     $         --      $ 19,825,930
   Short-term investments                                             500,000              --               --           500,000
   Accounts receivable and unbilled revenue, net                   45,782,096      30,749,411               --        76,531,507
   Prepaid expenses and other current assets                        1,443,124         963,133               --         2,406,257
                                                                -------------  --------------    -------------    --------------
       Total current assets                                        59,759,787      39,503,907               --        99,263,694
Property and equipment, net                                         4,306,956       5,298,736               --         9,605,692
Other assets                                                        3,380,732       1,782,623        3,800,000 (1)     8,963,355
Goodwill, net                                                      31,497,468      20,318,499               --        51,815,967
                                                                 ------------     -----------     ------------      ------------
       Total assets                                              $ 98,944,943     $66,903,765     $  3,800,000      $169,648,708
                                                                 ============     ===========     ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  2,632,212    $  3,310,262     $         --      $  5,942,474
   Accrued expenses and other liabilities                          14,676,676       3,397,231               --        18,073,907
   Media payable                                                           --      23,220,723               --        23,220,723
   Income taxes payable                                             2,916,050         110,472               --         3,026,522
   Current portion of borrowings under revolving
     debt payable                                                   1,896,000       1,194,647               --         3,090,647
                                                                 ------------    ------------     ------------      ------------
       Total current liabilities                                   22,120,938      31,233,335               --        53,354,273
Long-term liabilities                                                      --              --               --                --
                                                                 ------------    ------------     ------------      ------------
       Total liabilities                                           22,120,938      31,233,335               --        53,354,273
Shareholders' equity                                               76,824,005      35,670,430        3,800,000 (1)   116,294,435
                                                                 ------------    ------------     ------------      ------------

       Total liabilities and shareholders' equity                $ 98,944,943    $ 66,903,765     $  3,800,000      $169,648,708
                                                                 ============    ============     ============      ============

(1) To reduce Think New Ideas' valuation allowance on its net deferred tax asset due to the assumed utilization of its net operating loss carryforwards after the proposed merger with AnswerThink.

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


At any time prior to March 5, 2000 the Purchasers have the right but not the obligation to purchase (i) 530,504 additional shares (the "Optional Shares") of Common Stock at $9.425 per share, calculated as 130% of the market price on the date of the Securities Purchase Agreement, together with warrants (the "Optional Warrants") for 1/5 share for each Optional Share purchased (a maximum of 106,101 warrants) at an exercise price of 150% of the market price on the date the related Optional Shares are purchased.

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


(10) Includes 20,000 shares of Common Stock, issuable upon exercise of options that are Presently Exercisable. Does not include 20,000 shares of Common Stock issuable upon exercise of options, for service on the Company's Board of Directors in fiscal 1999, which have not yet been granted.


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

                              THINK NEW IDEAS, INC.

Dated: September 22, 1999                      By: /s/ Ronald E. Bloom
                                                   ------------------------
                                                   Ronald E. Bloom, Chairman
                                                   and Chief Executive Officer

         In Accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                          TITLE                            DATE
---------                          -----                            ----
/s/ Ronald E. Bloom     Chief Executive Officer,             September 22, 1999
-----------------       Chairman of the Board and Director
Ronald E. Bloom


/s/ Dan Nicholas        Chief Financial Officer              September 22, 1999
-----------------
Dan Nicholas


/s/ Barry Wagner        Director                             September 22, 1999
-----------------
Barry Wagner


/s/ Richard Char        Director                             September 22, 1999
-----------------
Richard Char


/s/ Scott Metcalf       Director                             September 22, 1999
-----------------
Scott Metcalf


/s/ Ken Orton           Director                             September 22, 1999
-------------
Ken Orton


/s/ Larry Kopald        Chief Creative Officer and Director  September 22, 1999
----------------
Larry Kopald

                                       64